Form 10KSB
period 2005-12-31
Optimum Interactive (USA) Ltd.
filed 2006-02-24
CIK 1341997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2005

                        Commission file number: 000-51587

                         OPTIMUM INTERACTIVE (USA) LTD.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                      N/A
   (State or other jurisdiction of            (IRS Employee Identification No.)
    incorporation or organization)

               30 West 61st Street, Suite 25E, New York, NY 10023
                    (Address of principal executive offices)

                                 (646) 226-2212
                           (Issuer's telephone number)

Securities Registered pursuant to section 12(b) of the Act:   None

Securities Registered pursuant to section 12(g) of the Act:   Common stock par
                                                              value $0.001 per
                                                              share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                 No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    [X]

State issuer's revenues for its most recent fiscal year.     $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of January 30, 2006.    $357,330

Number of outstanding shares of the registrant's par value $0.001 common stock,
as of January 30, 2006.    9,301,100

                                 OPTIMUM INTERACTIVE (USA) LTD.

                                          FORM 10-KSB
                                             INDEX

                                                                                           Page
                                                                                           ----

                                             Part I
Item 1.       Description of Business........................................................3

Item 2.       Description of Property........................................................8

Item 3.       Legal Proceedings..............................................................8

Item 4.       Submission of Matters to a Vote of Security Holders............................8

                                            Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..........8

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.............................................9


Item 7.       Financial Statements...........................................................10


Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................................10

Item 8A.      Controls and Procedures........................................................10

Item 8B.      Other Information............................... ..............................11

                                            Part III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............................11

Item 10.      Executive Compensation.........................................................12

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              And Related Stockholder Matters................................................12

Item 12.      Certain Relationships and Related Transactions.................................12

Item 13.      Exhibits.......................................................................13

Item 14.      Principal Accountant Fees and Services.........................................13

Signatures    ...............................................................................14


                                               2

                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Optimum Interactive (USA) Ltd. (hereinafter "The Company"), a development stage company, was incorporated on May 20, 1996 under the laws of the State of Delaware. The Company's business plan was to develop educational software for the PC market with the intent to develop and market educational products and related proprietary content dedicated to making learning effective and engaging. The Company's plan was to focus on products to help toddlers through 4th graders learn age and skill appropriate subject matter.

The Company's Articles of Incorporation provides for authorized capital of fifty million shares (50,000,000) of which all are $0.001 par value Common Stock.

The Company was unable to raise enough capital to finance the research and development of its educational software. After other efforts to develop the business failed, all efforts were abandoned in December 2004.

The Company then began to consider and investigate potential business opportunities. The Company is considered a development stage company and its principal business purpose now is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

The Company has never engaged in an active trade or business and has never been able to move beyond the development stage since inception.

The Company voluntarily filed its registration statement on Form 10-SB on October 26, 2005 in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. The Company's registration statement became effective in early 2006, and the Company is now obligated to file with the Commission certain interim and periodic reports including this annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting new business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company's principal executive offices are located at: 30 West 61st Street, Suite 25E, New York, NY 10023.

Business of Issuer
------------------

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

SOURCES OF BUSINESS OPPORTUNITIES
---------------------------------

The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain a fee based professional firm specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger.

Other than the Company's officers and directors and legal counsel, the Company has not yet engaged any outside consultants for the purpose of searching for potential business opportunities. The Company has also engaged support staff to assist in the filing of this Form 10SB and will continue to engage administrative and other staff on an as-needed basis. The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.

Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

EVALUATION
----------

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, and will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

FORM OF POTENTIAL ACQUISITION OR MERGER
---------------------------------------

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current status and its concomitant lack of significant assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be subject to available exemptions, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated by management, there is a possibility that the Company might sell its securities to its management or affiliates.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Company would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Management does not contemplate that the Company would acquire or merge with a business entity in which any affiliates of the Company have an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. None of the Company's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

RIGHTS OF SHAREHOLDERS
----------------------

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose, wherein all shareholders would be entitled to vote in person or by proxy. In the notice of such a shareholder's meeting and proxy statement, the Company will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

COMPETITION
-----------

Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

ITEM 2.  DESCRIPTION OF PROPERTY

(a) Real Estate:  None

(b) Property and Equipment:  $0

Real Property
-------------

The Company's principal place of business is 30 West 61st Street, Suite 25E, New York, NY 10023. A major shareholder of the Company provides office space in a commercial property leased by him free of charge. It is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure its own commercial office space from which it will conduct its business.

Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders for the year ending December 31, 2005.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) No shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company's common shares are currently quoted on the National Quotation Bureau's Pink Sheets ("Pink Sheets") under the stock symbol OTMI.

The Company intends to make application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board.

The Company's Common Stock is traded in the Pink Sheets, and are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

(b) As of January 30, 2006 there were 58 holders of record of the Company's Common Stock and the Company has issued and outstanding 9,301,100 shares of Common Stock. Of these shares 1,101,100 are free trading and 8,200,000 are restricted. The restricted shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

On January 21, 2000, in response to a request from the NASD Regulation staff, the Division of Corporation Finance of the SEC issued a staff interpretation on the free trading status of securities initially issued by blank check companies in a number of factual scenarios. Richard Wulff, Chief of the Office of Small Business, opined that in the several scenarios put forward by the NASD, the blank check Issuer would not be able to rely upon the availability of Rule 144 or Section 4(1) of the Securities Act, and the shares issued by the blank check company would not be freely tradeable without registration under the Securities Act. Further information may be found in the NASD Notice to Members 00-49.

The transfer agent for the Company is Island Stock Transfer, 100 First Avenue South, Suite 212, St. Petersburg, FL 33701.

(c) The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors that May Affect Future Results and Market Price of Stock".

OVERVIEW
--------

The Company is considered a development stage company with limited assets and capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from the President of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and the necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

PLAN OF OPERATION
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks finds, it may be necessary for the officers and directors to either advance funds to the Company or to incur expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's President and sole Director will defer payment of all accrued compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide his remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has engaged its officers and directors and legal counsel to assist in the search for business opportunities. The Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of December 31, 2005, the end of the period to which this annual report relates we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, the Company's executive and financial officers concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

This item is not applicable to this Form 10-KSB.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) The following sets forth the name, age, and position of the executive officers and directors of the Company as of January 30, 2006.

NAME                AGE          POSITION

Moshin Mordechai    31           President, Treasurer, Secretary, Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

(b) Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c) Family Relationships. None

(d) Business Experience.

The business experience of the person listed above during the past five years is as follows:

Moshin Mordechai
PRESIDENT, TREASURER, SECRETARY AND SOLE DIRECTOR
-------------------------------------------------

Moshin Mordechai is a concept engineer with 9 years of experience in research and development which includes: defining implementation strategies by taking inputs from Clients and marketing and delivering detailed spec to the engineers; experience in communication with ASIC based systems and Microprocessor based systems; and software development in Real-Time and non Real-Time

Since 2000 Mr. Mordechai has been a concept engineer with Infineon Technologies Savan in Isreal. His projects have included concept definition for the AAL2 blocks in the EasyPort chip (IAD), which includes preparation of detailed target specification; verification concept and software/firmware concepts and data sheet for the hardware and software blocks (based on ARC system with MIPS 5KC as host). His work involves frequent traveling and communication with international clients and constant contact with marketing and AE groups.

Mr. Mordechai has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B

Blank Check Company Experience
-------------------------------

Mr. Mordechai, has no previous blank check company experience.

As of January 30, 2006 no acquisitions, business opportunities or mergers are pending or have occurred.

(e) Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any other salaries or other compensation above $100,000 to its officers, directors or employees since inception. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any further compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. The Company has not accrued any officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of January 30, 2006, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address                            Amount and Nature of       Percent
Beneficial Owner                            Beneficial Ownership       of Class

Berlin Capital Investments, Inc. (1)            2,703,333                29.1%
702-777 Hornby Street
Vancouver, BC  V6Z 1S2

Aurora Capital Group, Ltd. (2)                  5,406,667                58.1%
30 West 61st Street, Suite 25E
New York, NY 10023

(1) Thomas Braun, former President of the Company is President and Mr. Braun's Family Trust is a majority shareholder of Berlin Capital Investments, Inc.

(2) Moshin Mordechai, the Company's President, is the President, sole director and sole shareholder of Aurora Capital Group, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is not applicable to this Form 10-KSB.

ITEM 13. EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.       Exhibit Name
-----------       ------------
3.1.1 (1)         Articles of Incorporation in Colorado dated May 20, 1996
3.1.2 (1)         Amendment of Articles of Incorporation dated May 26, 1996
3.2 (1)           Bylaws
4 (1)             Text of stock certificate for common stock
31.1              Section 302 Certification of CEO and CFO
32.1              Section 906 Certification of CEO and CFO

(1) Previously filed as an Exhibit to the Company's 10SB12G filed on October 26, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                              Dec 31, 2005           Dec 31, 2004
                              ------------           ------------
(i)    Audit Fees              $   11,877             $       --
(ii)   Audit Related Fees              --                     --
(iii)  Tax Fees                        --                     --
(iv)   All Other Fees                  --                     --
                               ----------             ----------
    Total fees                 $   11,877             $       --
                               ==========             ==========

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Optimum Interactive (USA) Ltd's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by John A. Braden & Company, PC, in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Optimum Interactive (USA) Ltd's consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2005 or 2004.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2005 or 2004.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2006                  OPTIMUM INTERACTIVE (USA) LTD.


                                         /s/ Moshin Mordechai
                                             ----------------------
                                             Moshin Mordechai
                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Moshin Mordechai                       Director            February 22, 2006
----------------------------
Moshin Mordechai

                              OPTIMUM INTERACTIVE (USA) LTD
                              (A DEVELOPMENT STAGE COMPANY)
                                    TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Report of Independent Registered Public Accounting Firm......................F-2

           Balance Sheets - December 31, 2005 and December 31, 2004.....................F-3

           Statements of Operations - For the years ended December 31, 2005 and 2004 with Cumulative Total from Inception to December 31, 2005...........F-4

           Statements of Cash Flows - For the years ended December 31, 2005 and 2004 with Cumulative Total from Inception to December 31, 2005...........F-5

           Statement of Stockholders' Equity- For the year ended December 31, 2005......F-6

           Notes to Consolidated Financial Statements...................................F-7



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE DIRECTORS AND STOCKHOLDERS OF OPTIMUM INTERACTIVE (USA) LTD.


We have audited the accompanying balance sheets of Optimum Interactive (USA) Ltd. ("the Company") as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Interactive (USA) Ltd at December 31, 2005 and 2004, and the related results of their operations and cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $19,250, and $0 during the years ended December 31, 2005 and December 31, 2004, respectively, and, as of December 31, 2005, the Company's liabilities exceeded its assets by $21,773. These factors, among others, including the Company's ability to generate revenue, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


John A. Braden & Company, PC

Houston, Texas
February 15, 2006

                              OPTIMUM INTERACTIVE (USA) LTD
                              (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEET
                      As of December 31, 2005 and December 31, 2004


                                                             December 31,    December 31,
                                                                 2005            2004
                                                             ------------    ------------
                                          ASSETS

Current assets:
  Cash and cash equivalents ..............................   $      2,523    $          0

    Total current assets .................................              0               0

Noncurrent Assets:
  Property, plant and equipment, net .....................              0               0

Other assets .............................................              0               0
                                                             ------------    ------------
    Total assets .........................................   $      2,523    $          0
                                                             ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...............   $      4,276    $          0
  Interest payable .......................................            497               0
  Notes payable to related parties .......................         17,000               0
                                                             ------------    ------------
    Total current liabilities ............................         21,773               0

Long-term debt, net of current maturities ................              0               0

Stockholders' equity:
  Common stock, $0.001 par value per share, 50,000,000
   shares authorized, 9,301,000 outstanding ..............          9,301           9,301
  Additional paid-in capital .............................        284,450         284,450
  Deficit accumulated during development stage ...........       (313,001)       (293,751)
                                                             ------------    ------------
    Total stockholders' equity ...........................        (19,250)              0
                                                             ------------    ------------
    Total liabilities and stockholders' equity ...........   $      2,523    $          0
                                                             ============    ============

             The accompanying notes are an integral part of these statements.


                                 OPTIMUM INTERACTIVE (USA) LTD
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                         For the Years Ended December 31, 2005 and 2004


                                                                                    Cumulative
                                                           Year Ended               Total from
                                                           ----------              Inception to
                                                   December 31,    December 31,    December 31,
                                                       2005            2004            2005
                                                   ------------    ------------    ------------
REVENUES .......................................   $          0    $          0    $          0

COST OF SALES ..................................              0               0               0
                                                   ------------    ------------    ------------

                                                              0               0               0

Other operating expenses:
  Sales, general and administrative expenses ...         18,753               0         312,504
  Other operating expenses .....................              0               0               0
                                                   ------------    ------------    ------------

Operating income (loss) ........................        (18,753)              0        (312,504)

Other income (expense):
  Interest income ..............................              0               0               0
  Interest expense .............................           (497)              0            (497)
  Other income (expense) .......................              0               0               0
                                                   ------------    ------------    ------------
    Total other income (expense) ...............              0               0               0
                                                   ------------    ------------    ------------

Net loss before income tax .....................        (19,250)              0        (313,001)

Income tax .....................................              0               0               0
                                                   ------------    ------------    ------------

Net loss attributable to common stockholders ...   $    (19,250)   $         (0)   $   (313,001)
                                                   ============    ============    ============

Basic loss per share ...........................   $      (0.00)   $      (0.00)
                                                   ============    ============

Weighted average common shares outstanding .....      9,301,100       9,301,100
                                                   ============    ============

                The accompanying notes are an integral part of these statements.


                                   OPTIMUM INTERACTIVE (USA) LTD
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                           For the Years Ended December 31, 2005 and 2004

                                                                                        Cumulative
                                                                                        Total from
                                                                                       Inception to
                                                          Year Ended December 31,      December 31,
                                                           2005            2004            2005
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $    (19,250)   $         (0)   $   (313,001)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Increase in interest payable ...................            497               0             497
    Increase (decrease) in accounts payable
      and accrued liabilities ......................          4,276              (0)          4,276
                                                       ------------    ------------    ------------
      Net cash used in operating activities ........        (14,477)             (0)       (308,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                  0               0               0
                                                       ------------    ------------    ------------
    Net cash used in investing activities ..........             (0)             (0)             (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to related party .....         17,000               0          17,000
  Repayments of short-term debt ....................             (0)             (0)             (0)
  Proceeds from sale of common stock, net ..........              0               0         293,751
                                                       ------------    ------------    ------------
    Net cash provided by financing activities ......         17,000               0         310,751

Increase (decrease) in cash and cash equivalents ...   $      2,523    $          0    $      2,523

Cash and cash equivalents, beginning of period .....              0               0               0
                                                       ------------    ------------    ------------

Cash and cash equivalents, end of period ...........   $      2,523    $          0    $      2,523
                                                       ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for income taxes .......................   $          0    $          0    $          0
                                                       ============    ============    ============
  Cash paid for interest ...........................   $          0    $          0    $          0
                                                       ============    ============    ============


                 The accompanying notes are an integral part of these statements.


                                       OPTIMUM INTERACTIVE (USA) LTD
                                       (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Years Ended December 31, 2005 and 2004

                                                                     ADDITIONAL
                                                COMMON STOCK           PAID-IN   ACCUMULATED
                                             SHARES       AMOUNT       CAPITAL     DEFICIT        TOTAL
                                           ----------   ----------   ----------   ----------    ----------
                                            (000'S)
  Balance May 20, 1996 .................*           0   $        0   $        0   $        0    $        0
Initial capital contribution ...........*       9,000        9,000      134,201           (0)      143,201
Stock issued in private placement,
  net of offering costs ................*         301          301      150,249           (0)      150,550
Net loss ...............................*           -            0            0     (293,751)     (293,751)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 1996 ............*       9,301   $    9,301   $  284,450     (293,751)   $        0
                                           ==========   ==========   ==========   ==========    ==========

Net loss ...............................*           -            -            -           (0)           (0)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 1997 ............*       9,301   $    9,301   $  284,450     (293,751)   $        0
                                           ==========   ==========   ==========   ==========    ==========

Net loss ...............................*           -            -            -           (0)           (0)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 1998 ............*       9,301   $    9,301   $  284,450     (293,751)   $        0
                                           ==========   ==========   ==========   ==========    ==========

Net loss ...............................*           -            -            -           (0)           (0)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 1999 ............*       9,301   $    9,301   $  284,450     (293,751)   $        0
                                           ==========   ==========   ==========   ==========    ==========

Net loss ...............................*           -            -            -           (0)           (0)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 2000 ............*       9,301   $    9,301   $  284,450     (293,751)   $        0
                                           ==========   ==========   ==========   ==========    ==========

Net loss ...............................            -            -            -           (0)           (0)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 2001 ............        9,301   $    9,301   $  284,450     (293,751)   $        0
                                           ==========   ==========   ==========   ==========    ==========

Net loss ...............................            -            -            -           (0)           (0)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 2002 ............        9,301   $    9,301   $  284,450     (293,751)   $        0

Net loss ...............................            -            -            -           (0)           (0)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 2003 ............        9,301   $    9,301   $  284,450     (293,751)   $        0
                                           ==========   ==========   ==========   ==========    ==========

Net loss ...............................            -            -            -           (0)           (0)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 2004 ............        9,301   $    9,301   $  284,450     (293,751)   $        0
                                           ==========   ==========   ==========   ==========    ==========

Net loss ...............................            -            -            -      (19,250)   $  (19,250)
                                           ----------   ----------   ----------   ----------    ----------

  Balance December 31, 2005 ............        9,301   $    9,301   $  284,450   $ (313,001)   $  (19,250)
                                           ==========   ==========   ==========   ==========    ==========

* yearly changes unaudited

                     The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 -BASIS OF PRESENTATION
-----------------------------

NATURE OF BUSINESS - Optimum Interactive (USA) Ltd ("the Company" or "Optimum") is a Delaware Corporation founded on May 20, 1996. The primary business activity of the Company was computer development. There has been no operation of the Company since 1999. Company management is currently seeing a new business to acquire or merge.

Optimum is registered at the following address: 1220 N. Market Street, Suite 808 Wilmington, DE 19801

The principal operating office of the Company is 30 West 61st Street, Suite 25E, New York, NY 10023.

BASIS OF PRESENTATION - These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

GOING CONCERN - The Company is a development stage company and has been inactive through September 30, 2005. Company management is currently seeing a new business to acquire or merge. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management intends to identify a business to merge with or acquire, which it believes will be sufficient to provide the Company with the ability to continue in existence.

USE OF ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

CASH AND CASH EQUIVALENTS

The cash presented on these financial statements and available to the Company is held in an attorney trust account and commingled with other funds held in trust.

STOCKHOLDERS' EQUITY

On April 25, 2005, 87% of the ownership of the company was sold to new shareholders. The effect of this ownership transfer does not affect the financial statements of the Company, except that it does limit the recoverability of tax loss carryforwards. These financial statements do not include any of the operations of its primary investors and are not consolidated with any owner's separate financial statements.

LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109"), under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.

As the Company has generated no profit or loss since 1999, there are no deferred tax assets or liabilities or tax expense to be recognized in the accompanying financial statements.

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any expenses since 1999, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended December 31, 2004. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of December 31, 2004, there is no net operating loss carry forward attributable to the Company.

Deferred tax asset of $2,888 generated by the expenses incurred for the year ended December 31, 2005 is fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the asset in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES
----------------------------------------

Notes payable to related parties consists of the following:

                                                  DECEMBER 31,   DECEMBER 31,
                                                      2005          2004
                                                  -----------    -----------

Note payable majority shareholder..............        12,000              0
Note payable minority shareholder..............         5,000              0
Less current maturities........................       (17,000)             0
                                                  -----------    -----------
        Long-term debt                            $         0    $         0
                                                  ===========    ===========

On May 20, 2005, the Company issued a note payable to the majority shareholder for a principle amount of $2,000 with monthly payments of $0, including interest at 10.00% per year, maturing, May 20, 2006. The note is unsecured.

On September 30, 2005, the Company issued a note payable to the majority shareholder for a principle amount of $10,000 with monthly payments of $0, including interest at 10.00% per year, maturing, September 30, 2005. The note is unsecured. Effective December 1, 2005, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On September 30, 2005, the Company issued a note payable to the minority shareholder for a principle amount of $5,000 with monthly payments of $0, including interest at 10.00% per year, maturing, September 30, 2005. The note is unsecured. Effective December 1, 2005, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

NOTE 4- COMMITMENTS AND CONTINGENCIES
-------------------------------------

POTENTIAL DILUTION AND CHANGE OF CONTROL

Because of the Company's current status and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

NOTE 5- SUBSEQUENT EVENTS
-------------------------

On February 15, 2006, the Company issued a note payable to the majority shareholder for a principle amount of $10,000 with monthly payments of $0, including interest at 10.00% per year, maturing, February 15, 2007. The note is unsecured.

On February 15, 2006, the Company issued a note payable to the minority shareholder for a principle amount of $5,000 with monthly payments of $0, including interest at 10.00% per year, maturing, February 15, 2007. The note is unsecured.