Form 10QSB
period 2006-03-31
Optimum Interactive (USA) Ltd.
filed 2006-05-15
CIK 1341997

                          U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB
    For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-50601

                         OPTIMUM INTERACTIVE (USA) LTD.
                (Name of Registrant as specified in its charter)

            DELAWARE                                          90-0263970
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

      30 WEST 61ST STREET, SUITE 25E
            NEW YORK, NEW YORK                                10023
  (Address of principal executive office)                  (Zip Code)

Issuer's telephone number: (646) 226-2212

Securities registered under Section 12(b) of the Exchange Act:
  Title of each class                  Name of each exchange on which registered
     COMMON SHARES                                OTC BULLETIN BOARD

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check weather the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check weather the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is a disclosure of delinquent filers in response to Hem 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

Issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of May 12, 2006 within past 60 days: approximately $357,000.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2006:

Common Stock; 9,301,000
-----------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [ x ]

                            OPTIMUM INTERACTIVE (USA) LTD.
                                   FORM 10-QSB
                                      INDEX


                                                                        Page
                                                                        ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheet at March 31, 2006.....................  F-1

         Condensed Statement of Losses for the Three Months Ended
         March 31, 2005 and 2006.......................................  F-2

         Condensed Statement of Cash Flows for the Three Months Ended
         March 31, 2005 and 2006.......................................  F-3

         Statement of Stockholders' Equity - as March 31, 2005.........  F-4

         Notes to Condensed Financial Statements.......................  F-5


Item 2.  Management's Discussion and Analysis or Plan of Operation.....    3

Item 3.  Controls and Procedures.......................................    4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...    4

Item 3.  Defaults upon Senior Securities...............................    4

Item 4.  Submission of Matters to a Vote of Security Holders...........    4

Item 5.  Other Information.............................................    4

Item 6.  Exhibits and Reports on Form 8-K..............................    4

Signatures.............................................................    5

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Balance Sheets - March 31, 2006 and December 31, 2005.........................F1

Statements of Operations - For the three months ended March 31, 2005 and 2004 with Cumulative Total from Inception to March 31, 2005........................F2

Statements of Cash Flows - For the three months ended March 31, 2005 and 2004 with Cumulative Total from Inception to March 31, 2005........................F3

Statement of Stockholders' Equity- For the year ended March 31, 2005..........F4

Notes to Consolidated Financial Statements....................................F5


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                   As of March 31, 2006 and December 31, 2005
                                   (Unaudited)


                                                               March 31,     December 31,
                                ASSETS                          2006             2005
                                                              ---------       ---------
                                                             (Unaudited)
Current assets:
    Cash and cash equivalents ..........................      $  15,780       $   2,523

       Total current assets ............................              0               0

Noncurrent Assets:
    Property, plant and equipment, net .................              0               0

Other assets ...........................................              0               0
                                                              ---------       ---------
       Total assets ....................................      $  15,780       $   2,523
                                                              =========       =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ...........      $   9,997       $   4,276
    Interest payable ...................................          1,063             497
    Notes payable to related parties ...................         17,000          17,000
                                                              ---------       ---------
       Total current liabilities .......................         21,773          21,773

Long-term debt, net of current maturities ..............         15,000               0

Stockholders' equity:
    Common stock, $0.001 par value per share, 50,000,000
     shares authorized, 9,301,000 outstanding ..........          9,301           9,301
    Additional paid-in capital .........................        284,450         284,450
    Deficit accumulated during development stage .......       (321,031)       (313,001)
                                                              ---------       ---------
       Total stockholders' equity ......................        (27,280)        (19,250)
                                                              ---------       ---------
       Total liabilities and stockholders' equity ......      $  15,780       $   2,523
                                                              =========       =========


The accompanying notes are an integral part of these statements.


                                    OPTIMUM INTERACTIVE (USA) LTD
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                         For the Three Months Ended March 31, 2006 and 2005
                                             (Unaudited)

                                                                                         Cumulative
                                                                                         Total from
                                                          Three Months Ended            Inception to
                                                      March 31,         March 31,         March 31,
                                                        2006              2005             2006
                                                    -----------       -----------       -----------
REVENUES .....................................      $         0       $         0       $         0

COST OF SALES ................................                0                 0                 0
                                                    -----------       -----------       -----------
                                                              0                 0                 0

Other operating expenses:
    Sales, general and administrative expenses            7,044             1,720            11,090
    Other operating expenses .................              420                 0           308,878
                                                    -----------       -----------       -----------

Operating income (loss) ......................           (7,464)           (1,720)         (312,504)

Other income (expense):
    Interest income ..........................                0                 0                 0
    Interest expense .........................             (566)                0            (1,063)
    Other income (expense) ...................                0                 0                 0
                                                    -----------       -----------       -----------
       Total other income (expense) ..........                0                 0                 0
                                                    -----------       -----------       -----------

Net loss before income tax ...................           (8,030)           (1,720)         (321,031)

Income tax ...................................                0                 0                 0
                                                    -----------       -----------       -----------
Net loss attributable to common stockholders .      $    (8,030)      $    (1,720)      $  (321,031)
                                                    ===========       ===========       ===========
Basic loss per share .........................      $     (0.00)      $     (0.00)
                                                    ===========       ===========

Weighted average common shares outstanding ...        9,301,100         9,301,100
                                                    ===========       ===========

The accompanying notes are an integral part of these statements.


                                    OPTIMUM INTERACTIVE (USA) LTD
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                         For the Three Months Ended March 31, 2006 and 2005
                                             (Unaudited)

                                                                                      Cumulative
                                                                                      Total from
                                                          Three Months Ended         Inception to
                                                       March 31,        March 31,      March 31,
                                                         2006             2005           2006
                                                       ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ....................................      $  (8,030)      $  (1,720)      $(321,031)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Increase in interest payable .............            566               0           1,063
       Increase (decrease) in accounts payable
        and accrued liabilities .................          5,721          (1,720)          9,997
                                                       ---------       ---------       ---------
        Net cash used in operating activities ...         (1,743)             (0)       (309,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                               0               0               0
                                                       ---------       ---------       ---------
       Net cash used in investing activities ....             (0)             (0)             (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related party          15,000               0          32,000
    Repayments of short-term debt ...............             (0)             (0)             (0)

    Proceeds from sale of common stock, net .....              0               0         293,751
                                                       ---------       ---------       ---------
       Net cash provided by financing activities          15,000               0         325,751

Increase (decrease) in cash and cash equivalents       $  13,257       $       0       $  15,780


Cash and cash equivalents, beginning of period ..          2,523               0               0
                                                       ---------       ---------       ---------

Cash and cash equivalents, end of period ........      $  15,780       $       0       $  15,780
                                                       =========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes .................      $       0       $       0       $       0
                                                       =========       =========       =========
     Cash paid for interest .....................      $       0       $       0       $       0
                                                       =========       =========       =========


The accompanying notes are an integral part of these statements.


                                              OPTIMUM INTERACTIVE (USA) LTD
                                              (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                             For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

                                                                          ADDITIONAL
                                                   COMMON STOCK             PAID-IN         ACCUMULATED
                                              SHARES          AMOUNT        CAPITAL          DEFICIT          TOTAL
                                              ------          ------        -------          -------          -----
                                             ( 000'S)
   Balance May 20, 1996 ............*               0       $       0      $       0       $       0       $       0
Initial capital contribution........*           9,000           9,000        134,201              (0)        143,201
Stock issued in private placement, net
   of offering costs ...............*             301             301        150,249              (0)        150,550
                                                                                                  --        (293,751)
Net loss ...........................*               0               0       (293,751)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 1996........*           9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss ...........................*              --              --             --              (0)             (0)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 1997........*           9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss ...........................*              --              --             --              (0)             (0)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 1998........*           9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss ...........................*              --              --             --              (0)             (0)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 1999........*           9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss ...........................*              --              --             --              (0)             (0)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 2000........*           9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss .............................             --              --             --              (0)             (0)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 2001 .........          9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss .............................             --              --             --              (0)             (0)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 2002 .........          9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss .............................             --              --             --              (0)             (0)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 2003 .........          9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss .............................             --              --             --              (0)             (0)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 2004 .........          9,301       $   9,301      $ 284,450        (293,751)      $       0
                                            =========       =========      =========       =========       =========
Net loss .............................             --              --             --         (19,250)      $ (19,250)
                                            ---------       ---------      ---------       ---------       ---------
   Balance December 31, 2005 .........          9,301       $   9,301      $ 284,450       $(313,001)      $ (19,250)
                                            =========       =========      =========       =========       =========
Net loss .............................             --              --             --          (8,030)      $  (8,030)
                                            ---------       ---------      ---------       ---------       ---------
   Balance March 31, 2005 ............          9,301       $   9,301      $ 284,450       $(321,031)      $ (27,280)
                                            =========       =========      =========       =========       =========

 * Yearly changes unaudited. The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 -BASIS OF PRESENTATION
-----------------------------

The financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2005 is derived from the December 31, 2005 audited financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2005 annual report on Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

GOING CONCERN - The Company is a development stage company and has been inactive through March 31, 2006. Company management is currently seeing a new business to acquire or merge. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management intends to identify a business to merge with or acquire, which it believes will be sufficient to provide the Company with the ability to continue in existence.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

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

Deferred tax asset of $4,276 generated by the expenses incurred for the year ended March 31, 2006 is fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the asset in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES
----------------------------------------

Notes payable to related parties consists of the following:

                                                                      MARCH 31,
                                                                        2006
                                                                        ----

Note payable majority shareholder................................        22,000
Note payable minority shareholder................................        10,000
Less current maturities..........................................       (17,000)
                                                                    -----------
    Long-term debt                                                  $    15,000
                                                                    ===========

On May 20, 2005, the Company issued a note payable to the majority shareholder for a principle amount of $2,000, including interest at 10.00% per year, maturing, May 20, 2006. The note is unsecured.

On September 30, 2005, the Company issued a note payable to the majority shareholder for a principle amount of $10,000, including interest at 10.00% per year, maturing, September 30, 2006. The note is unsecured. Effective December 1, 2005, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On September 30, 2005, the Company issued a note payable to the minority shareholder for a principle amount of $5,000 at 10.00% per year, maturing, September 30, 2006. The note is unsecured. Effective December 1, 2005, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On February 15, 2006, the Company issued a note payable to the majority shareholder for a principle amount of $10,000, including interest at 10.00% per year, maturing, February 15, 2007. The note is unsecured.

On February 15, 2006, the Company issued a note payable to the minority shareholder for a principle amount of $5,000, including interest at 10.00% per year, maturing, February 15, 2007. The note is unsecured.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

The Company is considered a development stage company with limited assets and capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this report and other operations of the Company have been paid for by loans from the majority shareholders of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to incur expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $7,464 stemming mainly from general and administrative expenditures.

Liquidity
---------

As of March 31, 2006 the Company had total current assets of $15,780 and total liabilities of $36,773.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2005 Form 10-KSB, that the Company has incurred operating losses, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a development stage company with no operations, the company does not presently have any material market risk.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of March 31, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2006 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

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

(1) Previously filed as an Exhibit to the Company's 10SB12G filed on October 26, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 15, 2006                 OPTIMUM INTERACTIV (USA) INC.


                                    /s/ Moshin Mordechai
                                    ----------------------------------
                                    Moshin Mordechai
                                    President