Form 10QSB
period 2006-06-30
Optimum Interactive (USA) Ltd.
filed 2006-08-14
CIK 1341997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (mark one)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

Check weather the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2006: 9,301,000 common shares

Transitional Small Business Disclosure Format (Check one):       Yes [ ]; No [x]

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)





                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

               Balance Sheets - June 30, 2006 and December 31, 2005..........F-1

               Statements of Operations - For the three months ended
               June 30, 2006 and 2005........................................F-2

               Statements of Operations - For the six months ended
               June 30, 2006 and 2005 with Cumulative Total from
               Inception to June 30, 2006....................................F-3

               Statements of Cash Flows - For the six months ended
               June 30, 2006 and 2005 with Cumulative Total from
               Inception to June 30, 2006....................................F-4

               Statement of Stockholders' Equity- For the six months
               ended June 30, 2006...........................................F-5

               Notes to Consolidated Financial Statements....................F-6

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    As of June 30, 2006 and December 31, 2005
                                   (Unaudited)


                                                           June 30,    December 31,
                                ASSETS                       2006         2005
                                                           ---------    ---------
                                                          (Unaudited)
                                                           ---------

Current assets:
    Cash and cash equivalents ..........................   $   7,564    $   2,523

       Total current assets ............................           0            0

Noncurrent Assets:
    Property, plant and equipment, net .................           0            0

Other assets ...........................................           0            0
                                                           ---------    ---------
       Total assets ....................................   $   7,564    $   2,523
                                                           =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ...........   $   2,686    $   4,276
    Interest payable ...................................       1,897          497
    Notes payable to related parties ...................      17,000       17,000
                                                           ---------    ---------
       Total current liabilities .......................      21,773       21,773

Long-term debt, net of current maturities ..............      15,000            0

Stockholders' equity:
    Common stock, $0.001 par value per share, 50,000,000       9,301        9,301
     shares authorized, 9,301,000 outstanding
    Additional paid-in capital .........................     284,450      284,450
    Deficit accumulated during development stage .......    (322,770)    (313,001)
                                                           ---------    ---------
       Total stockholders' equity ......................     (29,019)     (19,250)
                                                           ---------    ---------
       Total liabilities and stockholders' equity ......   $   7,564    $   2,523
                                                           =========    =========


        The accompanying notes are an integral part of these statements.



                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)



                                                         Three Months Ended
                                                     --------------------------
                                                      June 30,        June 30,
                                                        2006            2005
                                                     -----------    -----------

REVENUES .........................................   $         0    $         0

COST OF SALES ....................................             0              0
                                                     -----------    -----------

                                                               0              0

Other operating expenses:
    Sales, general and administrative expenses ...           485            920
    Other operating expenses .....................           420              0
                                                     -----------    -----------

Operating income (loss) ..........................          (905)          (920)

Other income (expense):
    Interest income ..............................             0              0
    Interest expense .............................          (834)           (17)
    Other income (expense) .......................             0              0
                                                     -----------    -----------
       Total other income (expense) ..............          (834)           (17)
                                                     -----------    -----------

Net loss before income tax .......................        (1,739)          (937)

Income tax .......................................             0              0
                                                     -----------    -----------

Net loss attributable to common stockholders .....   $    (1,739)   $      (937)
                                                     ===========    ===========

Basic loss per share .............................   $     (0.00)   $     (0.00)
                                                     ===========    ===========
Weighted average common shares outstanding .......     9,301,100      9,301,100
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.


                                  OPTIMUM INTERACTIVE (USA) LTD
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                         For the Six Months Ended June 30, 2006 and 2005
                                           (Unaudited)

                                                                               Cumulative
                                                      Six Months Ended         Total from
                                                 --------------------------   Inception to
                                                  June 30,        June 30,      June 30,
                                                    2006            2005           2006
                                                 -----------    -----------    -----------

REVENUES ........................................   $         0    $         0    $         0

COST OF SALES ...................................             0              0              0
                                                    -----------    -----------    -----------
                                                              0              0              0

Other operating expenses:
    Accounting fees .............................         5,088              0          7,684
    Sales, general and administrative expenses...         2,441          2,640          3,891
    Other operating expenses ....................           840              0        309,298
                                                    -----------    -----------    -----------

Operating income (loss) .........................        (8,369)        (2,640)      (320,873)

Other income (expense):
    Interest income .............................             0              0              0
    Interest expense ............................        (1,400)           (17)        (1,897)
    Other income (expense) ......................             0              0              0
                                                    -----------    -----------    -----------
       Total other income (expense) .............             0              0              0
                                                    -----------    -----------    -----------

Net loss before income tax ......................        (9,769)        (2,657)      (322,770)

Income tax ......................................             0              0              0
                                                    -----------    -----------    -----------

Net loss attributable to common stockholders ....   $    (9,769)   $    (2,657)   $  (322,770)
                                                    ===========    ===========    ===========

Basic loss per share ............................   $     (0.00)   $     (0.00)
                                                    ===========    ===========
Weighted average common shares outstanding ......     9,301,100      9,301,100
                                                    ===========    ===========

                The accompanying notes are an integral part of these statements.


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                              Cumulative
                                                                              total from
                                                                             inception to
                                                   Six Months Ended June 30,   March 31,
                                                       2006         2005        2006
                                                    ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................   $  (9,769)   $  (1,720)   $(322,770)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Increase in interest payable .................       1,400            0        1,897
       Increase (decrease) in accounts payable
        and accrued liabilities .....................      (1,590)      (1,720)       2,686
                                                        ---------    ---------    ---------
        Net cash used in operating activities .......      (9,959)          (0)    (318,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                0            0            0
                                                        ---------    ---------    ---------
       Net cash used in investing activities ........          (0)          (0)          (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related party ....      15,000            0       32,000
    Repayments of short-term debt ...................          (0)          (0)          (0)
    Proceeds from sale of common stock, net .........           0            0      293,751
                                                        ---------    ---------    ---------
       Net cash provided by financing activities ....      15,000            0      325,751

Increase (decrease) in cash and cash equivalents ....   $   5,041    $       0    $   7,564

Cash and cash equivalents, beginning of period ......       2,523            0            0
                                                        ---------    ---------    ---------

Cash and cash equivalents, end of period ............   $   7,564    $       0    $   7,564
                                                        =========    =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes .....................   $       0    $       0    $       0
                                                        =========    =========    =========
     Cash paid for interest .........................   $       0    $       0    $       0
                                                        =========    =========    =========


        The accompanying notes are an integral part of these statements.



                                  OPTIMUM INTERACTIVE (USA) LTD
                                  (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

                                     COMMON STOCK       ADDITIONAL
                                ---------------------    PAID-IN   ACCUMULATED
                                 SHARES      AMOUNT      CAPITAL     DEFICIT       TOTAL
                                ---------   ---------   ---------   ---------    ---------
                                 (000'S)
                                ---------

   Balance May 20, 1996 ........... *         0   $       0   $       0   $       0    $       0
Initial capital contribution ...... *     9,000       9,000     134,201          (0)     143,201
Stock issued in private
   placement, net of
   offering costs ................. *       301         301     150,249          (0)     150,550
Net loss .......................... *        --           0           0    (293,751)    (293,751)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 1996 ...... *     9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss .......................... *        --          --          --          (0)          (0)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 1997 ...... *     9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss .......................... *        --          --          --          (0)          (0)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 1998 ...... *     9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss .......................... *        --          --          --          (0)          (0)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 1999 ...... *     9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss .......................... *        --          --          --          (0)          (0)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 2000 ...... *     9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss ..........................          --          --          --          (0)          (0)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 2001 ......       9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss ..........................          --          --          --          (0)          (0)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 2002 ......       9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss ..........................          --          --          --          (0)          (0)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 2003 ......       9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss ..........................          --          --          --          (0)          (0)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 2004 ......       9,301   $   9,301   $ 284,450    (293,751)   $       0
                                      =========   =========   =========   =========    =========
Net loss ..........................          --          --          --     (19,250)   $ (19,250)
                                      ---------   ---------   ---------   ---------    ---------
   Balance December 31, 2005 ......       9,301   $   9,301   $ 284,450   $(313,001)   $ (19,250)
                                      =========   =========   =========   =========    =========
Net loss ..........................          --          --          --      (9,769)   $  (9,769)
                                      ---------   ---------   ---------   ---------    ---------
   Balance June 30, 2006 ..........       9,301   $   9,301   $ 284,450   $(322,770)   $ (29,019)
                                      =========   =========   =========   =========    =========

   * yearly changes unaudited

                The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2006 (UNAUDITED)

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

GOING CONCERN - The Company is a development stage company and has been inactive through June 30, 2006. Company management is currently seeing a new business to acquire or merge. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

Deferred tax asset of $4,353 generated by the expenses incurred for the year ended June 30, 2006 is fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the asset in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES
----------------------------------------

Notes payable to related parties consists of the following:

                                                                      JUNE 30,
                                                                        2006
                                                                     ----------

      Note payable majority shareholder..........................        22,000
      Note payable minority shareholder..........................        10,000
      Less current maturities....................................       (17,000)
                                                                     ----------
          Long-term debt                                             $   15,000
                                                                     ==========

On May 20, 2005, the Company issued a note payable to the majority shareholder for a principle amount of $2,000 with monthly payments of $0, including interest at 10.00% per year, maturing, May 20, 2006. On May 20, 2006, the term of the note payable was extended from May 20, 2006 to May 20, 2007; all other terms of the note remain intact. The note is unsecured.

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

Liquidity
---------

As of June 30, 2006 the Company had total current assets of $7,546 and total liabilities of $21,773.

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

ITEM 4.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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


Date:  July 31, 2006                    OPTIMUM INTERACTIVE (USA) INC.


                                        /s/ Moshin Mordechai
                                        --------------------------------

                                        Moshin Mordechai
                                        President