Form 10QSB
period 2006-09-30
Optimum Interactive (USA) Ltd.
filed 2006-11-14
CIK 1341997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended: September 30, 2006


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

Check weather the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes [ x ] No [   ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                        Yes [ x ] No [  ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2006: 9,301,000 common shares


Transitional Small Business Disclosure Format (Check one):     Yes [  ] No [ x ]

                            OPTIMUM INTERACTIVE (USA) LTD.
                                   FORM 10-QSB
                                      INDEX


                                                                        Page
                                                                        ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).............................  F-1

Item 2.  Management's Discussion and Analysis or Plan of Operation.....   9

Item 3.  Controls and Procedures.......................................  10

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  10

Item 3.  Defaults upon Senior Securities...............................  10

Item 4.  Submission of Matters to a Vote of Security Holders...........  10

Item 5.  Other Information.............................................  10

Item 6.  Exhibits and Reports on Form 8-K..............................  10

Signatures.............................................................  11

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets - September 30, 2006 and December 31, 2005.......F-1

             Statements of Operations - For the three months ended
             September 30, 2006 and 2005.....................................F-2

             Statements of Operations - For the nine months ended
             September 30, 2006 and 2005 with Cumulative Total from
             Inception to September 30, 2006.................................F-3

             Statements of Cash Flows - For the nine months ended
             September 30, 2006 and 2005 with Cumulative Total from
             Inception to September 30, 2006.................................F-4

             Statement of Stockholders' Equity- For the nine months ended
             September 30, 2006..............................................F-5

             Notes to Consolidated Financial Statements......................F-6


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               OPTIMUM INTERACTIVE (USA) LTD
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                      As of September 30, 2006 and December 31, 2005
                                        (Unaudited)


                                                                September 30,   December 31,
                                ASSETS                              2006           2005
                                                                (Unaudited)      (Audited)
                                                                 ---------       ---------
Current assets:
    Cash and cash equivalents .............................      $     365       $   2,523

       Total current assets ...............................            365           2,523

Noncurrent Assets:
    Property, plant and equipment, net ....................              0               0

Other assets ..............................................              0               0
                                                                 ---------       ---------
       Total assets .......................................      $     365       $   2,523
                                                                 =========       =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ..............      $   3,106       $   4,276
    Interest payable ......................................          2,751             497
    Notes payable to related parties ......................         17,000          17,000
                                                                 ---------       ---------
       Total current liabilities ..........................         22,857          21,773

Long-term debt, net of current maturities .................         15,000               0

Stockholders' equity:
    Common stock, $0.001 par value per share, 50,000,000
     shares authorized, 9,301,000 outstanding .............          9,301           9,301
    Additional paid-in capital ............................        284,450         284,450
    Deficit accumulated during development stage ..........       (331,243)       (313,001)
                                                                 ---------       ---------
       Total stockholders' equity .........................        (37,492)        (19,250)
                                                                 ---------       ---------
       Total liabilities and stockholders' equity .........      $     365       $   2,523
                                                                 =========       =========

The accompanying notes are an integral part of these statements.


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                             Three Months Ended
                                                      September 30,      September 30,
                                                           2006               2005
                                                       -----------       -----------

REVENUES ........................................      $         0       $         0

COST OF SALES ...................................                0                 0
                                                       -----------       -----------

                                                                 0                 0

Operating expenses:

    Sales, general and administrative expenses...            7,199            10,276
    Other operating expenses ....................              420                 0
                                                       -----------       -----------

Operating income (loss) .........................           (7,619)          (10,276)

Other income (expense):
    Interest income .............................                0                 0
    Interest expense ............................             (854)              (51)
    Other income (expense) ......................                0                 0
                                                       -----------       -----------
       Total other income (expense) .............             (854)              (51)
                                                       -----------       -----------

Loss before income tax ..........................           (8,473)          (10,327)

Income tax ......................................                0                 0
                                                       -----------       -----------
Loss attributable to common stockholders ........      $    (8,473)      $   (10,327)
                                                       ===========       ===========

Basic loss per share ............................      $     (0.00)      $     (0.00)
                                                       ===========       ===========

Weighted average common shares outstanding ......        9,301,100         9,301,100
                                                       ===========       ===========

The accompanying notes are an integral part of these statements.


                                         OPTIMUM INTERACTIVE (USA) LTD
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                             For the Nine Months Ended September 30, 2006 and 2005
                                                  (Unaudited)


                                                                                       Cumulative
                                                          Nine Months Ended            Total from
                                                   -------------------------------     Inception to
                                                   September 30,     September 30,     September 30,
                                                       2006               2005              2006
                                                    -----------       -----------       -----------
REVENUES .....................................      $         0       $         0       $         0

COST OF SALES ................................                0                 0                 0
                                                    -----------       -----------       -----------
                                                              0                 0                 0
Operating expenses:
    Accounting fees ..........................           11,518            10,276            14,114
    Sales, general and administrative expenses            3,210             2,640             4,660
    Other operating expenses .................            1,260                 0           309,718
                                                    -----------       -----------       -----------

Operating income (loss) ......................          (15,988)          (12,916)         (328,492)

Other income (expense):
    Interest income ..........................                0                 0                 0
    Interest expense .........................           (2,254)              (68)           (2,751)
    Other income (expense) ...................                0                 0                 0
                                                    -----------       -----------       -----------
       Total other income (expense) ..........           (2,254)              (68)           (2,751)

Loss before income tax .......................          (18,242)          (12,984)         (331,243)

Income tax ...................................                0                 0                 0
                                                    -----------       -----------       -----------
Loss attributable to common stockholders .....      $   (18,242)      $   (12,984)      $  (331,243)
                                                    ===========       ===========       ===========

Basic loss per share .........................      $     (0.00)      $     (0.00)
                                                    ===========       ===========

Weighted average common shares outstanding ...        9,301,100         9,301,100
                                                    ===========       ===========

The accompanying notes are an integral part of these statements.


                                         OPTIMUM INTERACTIVE (USA) LTD
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                             For the Nine Months Ended September 30, 2006 and 2005
                                                  (Unaudited)

                                                                                          Cumulative
                                                                                          Total from
                                                                                          Inception to
                                                          Nine Months Ended Sept 30,     September 30,
                                                             2006            2005            2006
                                                          ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................      $ (18,242)      $ (10,327)      $(331,243)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Decrease in accounts payable ................         (1,170)             51           3,106
       Increase in interest payable ................          2,254            (880)          2,751
                                                          ---------       ---------       ---------
        Net cash used in operating activities ......        (17,158)        (11,156)       (325,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                  0               0               0
                                                          ---------       ---------       ---------
       Net cash used in investing activities .......             (0)             (0)             (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related party ...         15,000          15,000          32,000
    Repayments of short-term debt ..................             (0)             (0)             (0)
    Proceeds from sale of common stock, net ........              0               0         293,751
       Net cash provided by financing activities ...         15,000          15,000         325,751
                                                          ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ...      $  (2,158)      $   3,844       $     365


Cash and cash equivalents, beginning of period .....          2,523           1,500               0
                                                          =========       =========       =========

Cash and cash equivalents, end of period ...........      $     365       $   5,344       $     365
                                                          =========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes ....................      $       0       $       0       $       0
                                                          =========       =========       =========
     Cash paid for interest ........................      $       0       $       0       $       0
                                                          =========       =========       =========

The accompanying notes are an integral part of these statements.


                                              OPTIMUM INTERACTIVE (USA) LTD
                                              (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                          For the Period from Inception through September 30, 2006 (Unaudited)

                                                                         ADDITIONAL       DEFICIT
                                                  COMMON STOCK             PAID-IN    ACCUMULATED DURING
                                              SHARES         AMOUNT        CAPITAL    DEVELOPMENT STAGE         TOTAL
                                              ------         ------        -------    -----------------         -----
                                             ( 000'S)
                                             --------
   Balance May 20, 1996 ............*               0      $       0      $       0      $       0            $       0
Initial capital contribution........*           9,000          9,000        134,201             (0)             143,201
Stock issued in private placement,
   net of offering costs ...........*             301            301        150,249             (0)             150,550
Loss ...............................*              --              0              0       (293,751)            (293,751)
                                            ---------      ---------      ---------      ---------            ---------
   Balance December 31, 1996........*           9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========
Loss ...............................*              --             --             --             (0)                  (0)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 1997........*           9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========

Loss ...............................*              --             --             --             (0)                  (0)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 1998........*           9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========

Loss ...............................*              --             --             --             (0)                  (0)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 1999........*           9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========

Loss ...............................*              --             --             --             (0)                  (0)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 2000........*           9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========

Loss .................................             --             --             --             (0)                  (0)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 2001 .........          9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========

Loss .................................             --             --             --             (0)                  (0)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 2002 .........          9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========

Loss .................................             --             --             --             (0)                  (0)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 2003 .........          9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========

Loss .................................             --             --             --             (0)                  (0)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 2004 .........          9,301      $   9,301      $ 284,450       (293,751)           $       0
                                            =========      =========      =========      =========            =========

Loss .................................             --             --             --        (19,250)           $ (19,250)
                                            ---------      ---------      ---------      ---------            ---------

   Balance December 31, 2005 .........          9,301      $   9,301      $ 284,450      $(313,001)           $ (19,250)
                                            =========      =========      =========      =========            =========

Loss .................................             --             --             --        (18,242)           $ (18,242)
                                            ---------      ---------      ---------      ---------            ---------

   Balance September 30, 2006 ........          9,301      $   9,301      $ 284,450      $(331,243)           $ (37,492)
                                            =========      =========      =========      =========            =========
* yearly changes unaudited

The accompanying notes are an integral part of these statements.

                                                          F-5

                         OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2006 (UNAUDITED)

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

GOING CONCERN - The Company is a development stage company and has been inactive through September 30, 2006. Company management is currently seeing a new business to acquire or merge. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended December 31, 2004. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of December 31, 2004, there is no net operating loss carry forward attributable to the Company.

Deferred tax asset of $5,624 generated by the expenses incurred for the year ended September 30, 2006 is fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the asset in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following:

                                                                SEPTEMBER 30,
                                                                    2006
                                                                    ----

Note payable majority shareholder...........................        22,000
Note payable minority shareholder...........................        10,000
Less current maturities.....................................       (17,000)
                                                              -------------
    Long-term debt                                            $     15,000
                                                              =============

On May 20, 2005, the Company issued a note payable to the majority shareholder for a principal amount of $2,000 with monthly payments of $0, including interest at 10.00% per year, maturing, May 20, 2006. On May 20, 2006 the term of the note payable was extended from May 20, 2006 to May 20, 2007; all other terms of the note remain intact. The note is unsecured.

On September 30, 2005, the Company issued a note payable to the majority shareholder for a principal amount of $10,000 with monthly payments of $0, including interest at 10.00% per year, maturing, September 30, 2005. The note is unsecured. Effective December 1, 2005, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On September 30, 2005, the Company issued a note payable to the minority shareholder for a principal amount of $5,000 with monthly payments of $0, including interest at 10.00% per year, maturing, September 30, 2005. The note is unsecured. Effective December 1, 2005, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On February 15, 2006, the Company issued a note payable to the majority shareholder for a principal amount of $10,000 with monthly payments of $0, including interest at 10.00% per year, maturing, February 15, 2007. The note is unsecured.

On February 15, 2006, the Company issued a note payable to the minority shareholder for a principal amount of $5,000 with monthly payments of $0, including interest at 10.00% per year, maturing, February 15, 2007. The note is unsecured.


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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $7,619. stemming mainly from general and administrative expenditures.

Liquidity
---------

As of September 30, 2006 the Company had total current assets of $365 and total liabilities of $22,857.

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

ITEM 4.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2006 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


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


Date:  November 14, 2006            OPTIMUM INTERACTIVE (USA) INC.


                                    /s/ Moshin Mordechai
                                    --------------------
                                    Moshin Mordechai
                                    President