Form 10KSB
period 2006-12-31
Optimum Interactive (USA) Ltd.
filed 2007-04-17
CIK 1341997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2006

                        Commission file number: 000-51587

                         OPTIMUM INTERACTIVE (USA) LTD.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                                  N/A
(State or other jurisdiction of                                (IRS Employee
 incorporation or organization)                              Identification No.)

                   25 Highland Boulevard, Dix Hills, NY, 11746
                    (Address of principal executive offices)

                                 (516) 443-0466
                           (Issuer's telephone number)

        Securities Registered pursuant to section 12(b) of the Act: None

           Securities Registered pursuant to section 12(g) of the Act:
                    Common stock par value $0.0001 per share

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act)   Yes [X]    No [ ]

State issuer's revenues for its most recent fiscal year.   $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2007 was $893,325.

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of March 28, 2007: 9,301,100.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         OPTIMUM INTERACTIVE (USA) LTD.

                                   FORM 10-KSB
                                      INDEX



                                                                                                  PAGE
                                                                                                 ------
Special Note Regarding Forward-Looking Statements                                                  3

PART I                                                                                             4
------

Item 1.          Description of Business                                                           4
Item 2.          The Properties                                                                    4
Item 3.          Legal Proceedings                                                                 4
Item 4.          Submission of Matters to a Vote of Security Holders                               5

PART II                                                                                            5
-------

Item 5.          Market for Common Equity and Related Stockholder Matters                          5
Item 6.          Management's Discussion and Analysis or Plan of Operation                         6
Item 7.          Financial Statements                                                              7
Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                        7
Item 8A.         Controls and Procedures                                                           7
Item 8B.         Other Information                                                                 8

PART III                                                                                           8
--------

Item 9.          Directors, Executive Officers, Promoters, Control Persons and Corporate
                 Governance; Compliance with Section 16(A) of The Exchange Act                     8
Item 10.         Executive Compensation                                                            9
Item 11.         Security Ownership of Certain Beneficial Owners and Management                    9
Item 12.         Certain Relationships and Related Transactions, and Director Independence         10
Item 13.         Exhibit Index                                                                     10
Item 14.         Principal Accounting Fees and Services                                            10

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-KSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our company, Optimum Interactive (USA) Ltd, is a development stage company, that was incorporated on May 20, 1996 under the laws of the State of Delaware. Our business plan was to develop educational software for the PC market with the intent to develop and market educational products and related proprietary content dedicated to making learning effective and engaging. Our plan was to focus on products to help toddlers through 4th graders learn age and skill appropriate subject matter.

We were unable to raise enough capital to finance the research and development of our educational software. After other efforts to develop the business failed, all efforts were abandoned in December 2004. We have never engaged in an active trade or business and have never been able to move beyond the development stage.

We then began to consider and investigate potential business opportunities. We are considered a development stage company and our principal business purpose has since January 2005 been to locate and consummate a merger or acquisition with a private entity. Because we have virtually no assets and no recent operating history, in the event we do successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution and that there will be a change in control of our company.

We voluntarily filed a registration statement on Form 10-SB on October 26, 2005 in order to make information concerning our company more readily available to the public. Our management in place at the time believed that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"),could provide a prospective acquisition candidate with additional information concerning our company. In addition, management believed that this might make us more attractive to an operating business opportunity as a potential acquisition candidate. The registration statement became effective in early 2006, and we are now obligated to file with the Commission certain interim and periodic reports including this annual report containing audited financial statements.


Our principal executive offices are located at 25 Highland Boulevard, Dix Hills, NY, 11746.

We have no recent operating history and cannot assure you that we will be able to carry on future business activities successfully. Further, we cannot assure you that we will have the ability to acquire with an operating business, business opportunity or property that will be of material value to us.

As is discussed further under "Plan of Operations," we have entered into an agreement to acquire Diamond Decisions, Inc., a company operating in the fashion apparel industry. If we complete the acquisition of Diamond Decisions, Inc., its business will become our business. We cannot assure you that we will complete the acquisition of Diamond Decisions, Inc.

ITEM 2.  DESCRIPTION OF PROPERTY

(a) Real Estate: None.

(b) Property and Equipment: None.

The Company's principal place of business is 25 Highland Boulevard, Dix Hills, NY, 11746. An affiliate of our major shareholder provides office space in a property free of charge. It is contemplated that at such future time as an acquisition or merger transaction may be completed, we will secure our own commercial office space from which we will conduct our business.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings and no such action by, or to the best of our knowledge, against our company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders for the year ending December 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

No shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company's common shares are currently quoted on the Over-the-Counter Bulletin Board ("OTC BB") under the stock symbol OTMI.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the Nasdaq Stock Market. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal 2006                                                 High         Low
-----------                                                 ----         ---

1st Quarter - January 1, 2006 through March 31, 2006        $0.30        $0.30

2nd Quarter - April 1, 2006 through June 30, 2006           $0.50        $0.30

3rd Quarter - July 1, 2006 through September 30, 2006       $0.50        $0.50

4th Quarter - October 1, 2006 through December 31, 2006     $1.25        $0.50


Fiscal 2007                                                 High         Low
-----------                                                 ----         ---

1st Quarter - January 1, 2007 through March 31, 2007        $1.25        $0.75


The last sale price of our common stock on April 13, 2007, 2006 was $0.75.

(b) Holders.

As of April 16, 2007 there were 61 holders of record of our common stock and we had 9,301,100 shares of our common stock issued and outstanding. Of these shares, 9,300,400 are free trading and 700 are restricted. The restricted shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of for at least one year, including any person who may be deemed to be an "affiliate" of our company (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed 1% of the shares of our common stock then outstanding. A person who is not deemed to be an "affiliate" of our company and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Our transfer agent is Island Stock Transfer, 100 First Avenue South, Suite 212, St. Petersburg, FL 33701.

(c) Dividends.

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Securities authorized for issuance under equity compensation plans.

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We are a development stage company with virtually no assets or capital and with no operations or income since inception. It is anticipated that we will require only nominal capital to maintain our corporate viability and the necessary funds will most likely be provided by our principal shareholder or our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition. At that time, management will evaluate the possible effects of inflation on our company as it relates to our business and operations following a successful acquisition.

PLAN OF OPERATION

For the past twelve months, we have sought and investigated possible business opportunities with the intent to acquire or merge with one or more business ventures.

As reported in a Current Report on Form 8-K filed on February 9, 2007 (the "February 8-K"), on October 31, 2006, we entered into a Stock Purchase Agreement (the "Purchase Agreement"), with Aurora Capital Group, Ltd. ("Aurora"), Berlin Capital Investments, Inc. ("Berlin," and with Aurora, the "Sellers") and 25 Highland Partners, LLC ("Highland"). The transactions contemplated by the
Purchase Agreement were consummated as of February 5, 2007. Pursuant to the Purchase Agreement, Highland became our principal shareholder.

As further reported in the February 8-K, we entered into a Share Exchange Agreement, dated as of October 31, 2006 (the "Exchange Agreement") with Diamond Decisions, Inc., a Nevada corporation ("Diamond"), and Carolyn M. Jones
("Jones"), Heather Fabbri and Yvette Campbell (collectively referred to hereinafter as the "Diamond Principal Stockholders"). The obligations of the parties under such Exchange Agreement was subject, among other things, to the consummation of the transactions contemplated by the Purchase Agreement with Highland.

Each of these two agreements is described in greater detail below. Our plan of operation consists of consummating the Exchange Agreement with Diamond and thus acquiring an operating company, We cannot assure you that we will successfully complete the acquisition of Diamond.

Purchase Agreement
------------------
Prior to consummation of the Purchase Agreement, the Sellers were the record and beneficial owners of 8,110,000 shares of our common stock, par value $0.001 per share of an aggregate of 9,301,000 such shares issued and outstanding. Under the Purchase Agreement, Highland purchased from the Sellers an aggregate of 7,905,850 shares of our common stock (the "Subject Shares"). 2,635,284 Subject Shares were purchased from Berlin and 5,270,566 Subject Shares were purchased from Aurora. The purchase price paid by Highland for the 7,905,850 Subject Shares was $0.0664065 per share or an aggregate of Five Hundred and Twenty Five Thousand Dollars ($525,000.00).

As at the closing, all indebtedness and other obligations owed by our company to the Sellers or to any affiliate thereof became capitalized and deemed a part of the Subject Shares. Therefore, we are no longer indebted to the Sellers, or to any affiliate thereof for any indebtedness and other obligations all of which, if any, shall be deemed to have been cancelled and part of the cost basis for the Subject Shares.

Exchange Agreement
------------------
Under the terms of the Exchange Agreement, we have agreed to acquire all of the issued and outstanding capital stock of Diamond (the "Diamond Shares"). Under the terms of the Exchange Agreement, we will on the closing date thereof

(the "Closing Date") issue to the Diamond Principal Stockholders and certain other holders of Diamond Shares (the "Additional Diamond Stockholders") the following shares of our common stock (the "Exchange Shares"):

         (i) the Diamond Principal Stockholders shall receive an aggregate of 27,810,000 Exchange Shares, or such other number of Exchange Shares as shall represent approximately Fifty One and 56/100 Percent (51.56%) of the 53,936,320 shares of then fully diluted shares of our common stock; and

         (ii) the Additional Diamond Stockholders shall receive an aggregate of up to 5,816,667 Exchange Shares, or one Exchange Share for each Diamond Share held thereby at such time.

Immediately following the Closing Date, the Diamond Principal Stockholders shall own approximately Fifty One and 56/100 Percent (51.56%) of our then fully diluted shares of common stock, and (b) all other holders of capital stock or other securities of our company, shall own the remaining Forty Eight and 44/100 percent (48.44%) of our then fully diluted shares of common stock.

Prior to consummation of the transactions contemplated by the Exchange Agreement, Diamond had sold to third parties an aggregate of $5,816,667 principal amount of notes Diamond (the "Diamond Notes"). Under the terms of the Exchange Agreement, on the Closing Date, all of the Diamond Notes will be exchanged for an identical principal amount of notes of our company, to be unconditionally guaranteed by our Diamond subsidiary (the "Exchange Notes"). Such maximum amount of $5,816,667 in Exchange Notes will be convertible at $0.50 per share, at the option of the holders at any time on or before March 31, 2008 (the "Maturity Date"), into a maximum of 11,633,334 additional shares of our common stock.

All obligations of our company and Diamond under the Exchange Agreement are subject to fulfillment, prior to or as of the Closing Date, of certain conditions as outlined in the February 8-K. We expect to consummate the Exchange Agreement with Diamond no later than June 30, 2007, but we cannot assure you that we will consummate the Exchange Agreement at such time, if at all.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report.

Please see pages F-1 through F-7.

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

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles, except with respect to qualification as to the Company's ability to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of December 31, 2006, the end of the period to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, our internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, age, and position of the executive officers and directors of the Company.

NAME                  AGE                      CAPACITY     POSITION HELD SINCE
Robert M. Rubin        67               President, CEO,
                                       CFO and Director           February 2007
Daniel Wainstein       27        Secretary and Director           February 2007
Barry Pomerantz        64                     Directors           February 2007

Robert M. Rubin. Mr. Rubin has served as our president, chief executive officer, chief financial officer and director since February, 2007. Mr. Rubin has served as a director of Solar Thin Films, Inc. (then known as American United Global, Inc.) since May 1991, and was its chief executive officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the chairman of the board and chief executive officer of Solar Thin Films and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as chairman of the board of Solar Thin Films and its subsidiaries. From January 19, 1996 until June 2006, Mr. Rubin served as chairman of the board, president and chief executive officer of Solar Thin Films. While Mr. Rubin resigned as chairman in June 2006 and as an executive officer in October 2006, he continues to serve as a director and consultant of Solar Thin Films. Mr. Rubin was the founder, president, chief executive officer and a director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986, when Mr. resigned as an executive officer. Mr. Rubin continued as a director of SCI until the latter part of 1987 In 1993, SCI was sold to Olsten Corporation (NYSE). Mr. Rubin served as the chairman of the board of directors of Western Power & Equipment Corp. from November 20, 1992 to August 1, 1998. Mr. Rubin is also a director of Med-Emerg, Inc.

Daniel Wainstein. Mr Wainstein has served as our secretary and a director since February 2007. From March 2004 until present Mr. Wainstein has been the managing partner of Marjorie Group, a New York based consulting firm whose practice is focused in the identification of low risk and under-valued private investment opportunities. The Marjorie Group specializes in advising on corporate transactions. From August 2001 to March 2004, Mr. Wainstein served as executive vice president for Private Capital Group, an advisory service engaged in structuring multiple strategic relationships between individual but complimentary business segments. Mr. Wainstein has been actively engaged in business consulting activities for eight years, which includes his active participation in the management of two mortgage operations. Mr. Wainstein was graduated from Hofstra University in 2001 with a degree concentrated in Business Management. Mr. Wainstein received his Juris Doctorate from Hofstra University School of Law in May 2006.

Barry Pomerantz. Mr. Pomerantz has served as a director of ours since February 2007. Mr. Pomerantz has over 35 years of experience within the financial community. During that time, he has represented over a hundred companies in the areas of initial public offerings, mergers, private placements and financial consulting. From 1978-1983 Mr. Pomerantz was president of a registered broker-dealer and from 1983-1989 he was president and chairman of the board of a public venture capital company. Since then he has been an independent advisor to numerous companies. He graduated from New York University in 1964 with a BS degree.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors for service on our board of directors. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by our board of directors and each executive officer serves at the discretion of our board of directors. We do not have any standing committees at this time, nor do we have an audit committee financial expert.

There are no family relationships among our officers and directors.

No director, officer, affiliate or promoter of our company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of our company with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) reports that they file. To date, we have received no such reports from our present officers and directors.

ITEM 10. EXECUTIVE COMPENSATION

Some of our officers and directors will not devote more than a portion of their time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of their other business and investment activities. Such conflict may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. We have not paid any other salaries or other compensation above $100,000 to our officers, directors or employees since inception. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any further compensation until such time as an acquisition can be accomplished and will strive to have the business opportunity provide their remuneration. We have not accrued any officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group. Our outstanding voting securities at the close of business on April 16, 2007 consisted of 9,301,100 shares of common stock, each of which is entitled to one vote on all matters to be presented to shareholders. The shares of our common stock do not entitle their holders to cumulative voting rights. Unless otherwise indicated, the address of each of the named persons is care of Optimum Interactive (USA) Ltd., at 25 Highland Boulevard, Dix Hills, NY, 11746.

Name and Address                  Shares Beneficially    Percentage Beneficially
----------------                            Owned (1)                      Owned
                                            ---------                      -----

Robert M. Rubin (2)                         7,905,850                      84.9%

Daniel Wainstein                                    0                      - - -

Barry Pomerantz                                     0                      - - -

25 Highland Partners, LLC (2)               7,905,850                      84.9%

All officers and directors
as a group (3 persons)(2)                   7,905,850                      84.9%

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) 25 Highland Partners, LLC ("Highland") is the registered holder of the above referenced shares of our common stock. The manager of Highland is Highland Global Partners, Inc. The sole officer and director of Highland Global Partners, Inc. is Robert M. Rubin, who is thus the beneficial owner of the shares of our common stock held by Highland.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13. EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.       Exhibit Name
-----------       ------------

3.1.1             Articles of Incorporation dated May 20, 1996 (1)

3.1.2             Amendment of Articles of Incorporation dated May 26, 1996 (1)

3.2               Bylaws (1)

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1 Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2 Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Previously filed.

(2) Filed herewith.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                               Dec 31, 2006         Dec 31, 2005
                                               ------------         ------------
           (i)    Audit Fees                     $10,258.75              $11,877
           (ii)   Audit Related Fees
           (iii)  Tax Fees
           (iv)   All Other Fees
                                               ------------
           Total fees                            $10,258.75              $11,877
                                               ============         ============

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Optimum Interactive (USA) Ltd's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by John A. Braden & Company, PC, in connection with statutory and regulatory filings or engagements. Effective January 1, 2007, John A. Braden & Company, PC merged with GLO CPAs, LLP. Therefore, while our audit for 2006 was performed by GLO CPAs, LLP, there was no change in audit firm.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Optimum Interactive (USA) Ltd's consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006 or 2005.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We currently do not have an audit committee. Accordingly, our board of directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 17, 2007                      OPTIMUM INTERACTIVE (USA) LTD.


                                          /s/ Robert M. Rubin
                                          -------------------
                                          Robert M. Rubin
                                          President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                             Title                Date
---------                                             -----                ----

/s/ Robert M. Rubin        President, CEO, CFO and Director      April 17, 2007
-------------------
Robert M. Rubin

/s/ Daniel Wainstein                 Secretary and Director      April 17, 2007
--------------------
Daniel Wainstein

                                                   Director      April   , 2007
-------------------
Barry Pomerantz

                         OPTIMUM INTERACTIVE (USA) LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements


             Report of Independent Registered Public Accounting Firm...........2

             Balance Sheets - December 31, 2006 and December 31, 2005..........3

             Statements of Operations - For the year ended
             December 31, 2006 and 2005 with Cumulative Total
             from Inception to December 31, 2006...............................4

             Statements of Cash Flows - For the year ended
             December 31, 2006 and 2005 with Cumulative Total
             from Inception to December 31, 2006...............................5

             Statement of Stockholders' Equity- For year ended
             December 31, 2006.................................................6

             Notes to Consolidated Financial Statements........................7

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE DIRECTORS AND STOCKHOLDERS OF OPTIMUM INTERACTIVE (USA) LTD.

We have audited the accompanying balance sheets of Optimum Interactive (USA) Ltd. ("the Company") as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Interactive (USA) Ltd at December 31, 2006 and 2005, and the related results of their operations and cash flows for the years ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $26,039, and $19,250 during the years ended December 31, 2006 and December 31, 2005, respectively, and, as of December 31, 2006, the Company's liabilities exceeded its assets by $45,289. These factors, among others, including the Company's ability to generate revenue, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audit of 2006, it was determined that the par value of capital stock had been incorrectly stated at $.001 per share rather than $.0001. As a result, Capital Stock and Additional Paid in Capital accounts have been adjusted to reflect the correct allocation. This reclassification between equity accounts has no effect on Net Income (Loss), Total Assets, Total Liabilities, or Net Equity.


GLO CPAs, LLP
Houston, Texas
March 23, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                  As of December 31, 2006 and December 31, 2005


                                                         December 31,   December 31,
                                ASSETS                      2006           2005
                                                            ----           ----
Current assets:
    Cash and cash equivalents ..........................   $     365    $   2,523

       Total current assets ............................         365        2,523

Noncurrent Assets:
    Property, plant and equipment, net .................           0            0

Other assets ...........................................           0            0
                                                           ---------    ---------
       Total assets ....................................   $     365    $   2,523
                                                           =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ...........   $  10,026    $   4,276
    Interest payable ...................................       3,628          497
    Notes payable to related parties ...................      32,000       17,000
                                                           ---------    ---------
       Total current liabilities .......................      45,654       21,773

Long-term debt, net of current maturities ..............           0            0

Stockholders' equity:
    Common stock, $0.001 par value per share, 50,000,000
     shares authorized, 9,301,000 outstanding ..........         930          930
    Additional paid-in capital .........................     292,821      292,821
    Deficit accumulated during development stage .......    (339,040)    (313,001)
                                                           ---------    ---------
       Total stockholders' equity ......................     (45,289)     (19,250)
                                                           ---------    ---------
       Total liabilities and stockholders' equity ......   $     365    $   2,523
                                                           =========    =========

The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  For the Year Ended December 31, 2006 and 2005

                                                                                         Cumulative
                                                             Year Ended                  Total from
                                                             ----------                 Inception to
                                                    December 31,      December 31,      December 31,
                                                       2006              2005              2006
                                                    -----------       -----------       -----------
REVENUES                                            $         0       $         0       $         0

COST OF SALES ................................                0                 0                 0
                                                    -----------       -----------       -----------

                                                              0                 0                 0

Operating expenses:
    Accounting fees ..........................           18,018            11,877            20,614

    Sales, general and administrative expenses            3,210             2,993             4,660

    Other operating expenses .................            1,680             3,883           310,138
                                                    -----------       -----------       -----------

Operating income (loss) ......................          (22,908)          (18,753)         (335,412)

Other income (expense):
    Interest income ..........................                0                 0                 0
    Interest expense .........................           (3,131)             (497)           (3,628)
    Other income (expense) ...................                0                 0                 0
                                                    -----------       -----------       -----------
       Total other income (expense) ..........           (3,131)             (497)           (3,628)

Loss before income tax .......................          (26,039)          (19,250)         (339,040)

Income tax ...................................                0                 0                 0
                                                    -----------       -----------       -----------

Loss attributable to common stockholders .....      $   (26,039)      $   (19,250)      $  (339,040)
                                                    ===========       ===========       ===========

Basic loss per share .........................      $     (0.00)      $     (0.00)
                                                    ===========       ===========

Weighted average common shares outstanding ...        9,301,100         9,301,100
                                                    ===========       ===========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  For the Year Ended December 31, 2006 and 2005


                                                                                            Cumulative
                                                                                            Total from
                                                                    Year Ended             Inception to
                                                                    ----------             December 31,
                                                              2006            2005            2006
                                                            ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .........................................      $ (26,039)      $ (19,250)      $(339,040)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Increase in interest payable ..................          3,131             497          10,026
       Increase (decrease) in accounts payable
        and accrued liabilities ......................          5,750           4,276           3,628
                                                            ---------       ---------       ---------
        Net cash used in operating activities ........        (17,158)        (14,477)       (325,386)

CASH FLOWS FROM INVESTING ACTIVITIES: ................              0               0               0
                                                            ---------       ---------       ---------

       Net cash used in investing activities .........             (0)             (0)             (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related party .....         15,000          17,000          32,000
    Repayments of short-term debt ....................             (0)             (0)             (0)
    Proceeds from sale of common stock, net ..........              0               0         293,751
                                                            ---------       ---------       ---------

       Net cash provided by financing activities .....         15,000          17,000         325,751

Increase (decrease) in cash and cash equivalents .....      $  (2,158)      $   2,523       $     365

Cash and cash equivalents, beginning of period .......          2,523               0               0
                                                            ---------       ---------       ---------


Cash and cash equivalents, end of period .............      $     365       $   2,523       $     365
                                                            =========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes ......................      $       0       $       0       $       0
                                                            =========       =========       =========
     Cash paid for interest ..........................      $       0       $       0       $       0
                                                            =========       =========       =========


        The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Period from Inception through December 31, 2006

                                                            ADDITIONAL              DEFICIT
                                          COMMON STOCK       PAID-IN           ACCUMULATED DURING
                                       SHARES     AMOUNT     CAPITAL            DEVELOPMENT STAGE        TOTAL
                                      -------    --------   -----------       ----------------------   -----------
                                      (000'S)
   Balance May 26, 1996 ............         0         $0           $0                           $0             0
Initial capital contribution........     9,000        900      142,301                           (0)      143,201
Stock issued in private placement,
   net of offering costs ...........       301         30      150,520                           (0)      150,550

Loss                                       - 0          0            0                     (293,751)     (293,751)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 1996.....     9,301       $930     $292,821                     (293,751)           $0
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                             (0)           (0)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 1997.....     9,301       $930     $292,821                     (293,751)           $0
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                             (0)           (0)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 1998.....     9,301       $930     $292,821                     (293,751)           $0
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                             (0)           (0)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 1999.....     9,301       $930     $292,821                     (293,751)           $0
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                             (0)           (0)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 2000.....     9,301       $930     $292,821                     (293,751)           $0
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                             (0)           (0)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 2001.....     9,301       $930     $292,821                     (293,751)           $0
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                             (0)           (0)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 2002.....     9,301       $930     $292,821                     (293,751)           $0

Loss                                        -        -             -                             (0)           (0)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 2003.....     9,301       $930     $292,821                     (293,751)           $0
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                             (0)           (0)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 2004.....     9,301       $930     $292,821                     (293,751)           $0
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                        (19,250)     $(19,250)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 2005.....     9,301       $930     $292,821        $            (313,001)     $(19,250)
                                      ======== ==========  ===========       ======================   ===========

Loss                                        -        -             -                        (26,039)     $(26,039)
                                      -------- ----------  -----------       ----------------------   -----------

   Balance at December 31, 2006.....     9,301       $930     $292,821        $            (339,040)     $(45,289)
                                      ======== ==========  ===========       ======================   ===========

        The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 -BASIS OF PRESENTATION

NATURE OF BUSINESS - Optimum Interactive (USA) Ltd. (the "Company" or "Optimum") is a Delaware Corporation founded on May 20, 1996. The primary business activity of the Company was computer development. There has been no operation of the Company since 1999. Company management has been seeking a new business to acquire. See Subsequent Events Note 5.

Optimum is registered at the following address: 1220 N. Market Street Suite 808 Wilmington, DE 19801

The principal operating office of the Company is 30 West 61st Street Suite 25E New York, NY 10023.

BASIS OF PRESENTATION - These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

GOING CONCERN - The Company is a development stage company and has been inactive through December 31, 2006. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

STOCKHOLDERS' EQUITY

On April 25, 2005, 87% of the ownership of the Company was sold to new shareholders. Subsequent to December 31, 2006 another transfer of ownership occurred as described in Note 5. The effect of these ownership transfers does not affect the financial statements of the Company, except that it does limit the recoverability of tax loss carryforwards. These financial statements do not include any of the operations of its primary investors and are not consolidated with any owner's separate financial statements.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended December 31, 2006. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of December 31, 2006 there is no net operating loss carry forward attributable to the company.

Deferred tax asset of $6,793 generated by the expenses incurred for the year ended December 31, 2006 is fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the asset in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following:

                                                                   DECEMBER 31,
                                                                      2006
                                                                      ----

Note payable majority shareholder................................     22,000
Note payable minority shareholder................................     10,000
Less current maturities..........................................    (32,000)
                                                                   ---------
    Long-term debt                                                 $       0
                                                                   =========

On May 20 2005, the Company issued a note payable to the majority shareholder for a principal amount of $2,000 with interest at 10.00% per year, maturing, May 20 2006. On May 20, 2006 the term of the note payable was extended from May 20, 2006 to May 20, 2007; all other terms of the note remain intact. The note is unsecured.

On September 30 2005, the Company issued a note payable to the majority shareholder for a principal amount of $10,000 with interest at 10.00% per year, maturing, September 30, 2005 at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured. Effective December 1, 2005, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On September 30 2005, the Company issued a note payable to the minority shareholder for a principal amount of $5,000 with interest at 10.00% per year, maturing, September 30, 2006 at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured. Effective December 1, 2005, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On February 15, 2006, the Company issued a note payable to the majority shareholder for a principal amount of $10,000 with interest at 10.00% per year, maturing, February 15, 2007 at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured.

On February 15, 2006, the Company issued a note payable to the minority shareholder for a principal amount of $5,000 with monthly payments of $0, including interest at 10.00% per year, maturing, February 15, 2007 at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured.

In connection with the subsequent sale of control of the Company to Highland described in Note 5, all notes are considered forgiven.

NOTE 4- COMMITMENTS AND CONTINGENCIES

DILUTION AND CHANGE OF CONTROL

As described in Note 5 below, a change in control of the Company occurred as of February 5, 2007. However, this change in control does not affect the financial statements of the Company, except that it does limit the recoverability of tax loss carryforwards.

Because of the Company's current status and its concomitant lack of assets or relevant operating history, the acquisition of Diamond explained in Note 5 would if consummated result in substantial dilution of the Company's existing shareholders. The acquisition of Diamond, if consummated, would involve a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company.

NOTE 5- SUBSEQUENT EVENTS

On January 15, 2007, the Company issued a note payable to the majority shareholder for a principal amount of $3,000 which has subsequently been forgiven.

On October 31, 2006, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with its two largest shareholders as sellers (the "Sellers") and 25 Highland Partners, LLC ("Highland"). Under the Purchase Agreement, which was consummated on February 5, 2007, Highland purchased from the two Sellers an aggregate of 7,905,850 shares of common stock of the Company at $0.0664065 per share or an aggregate of Five Hundred and Twenty Five Thousand Dollars ($525,000.00).

At the closing, all indebtedness and other obligations owed by the Company to the Sellers or to any affiliate thereof became capitalized and deemed a part of the shares purchased by Highland.

As of October 31, 2006, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Diamond Decisions, Inc., a Nevada corporation ("Diamond"), its principal shareholders (the "Diamond Principals"), Highland and the other signatories thereto.

Pursuant to the Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding capital stock of Diamond. The Exchange Agreement has not yet been consummated.

Under the Exchange Agreement, the Diamond Principals will receive a number of shares equal to approximately 51.56% of the shares of common stock of the Company to be outstanding at such time, calculated on a fully diluted basis. The stockholders of Diamond other than the Diamond Principals will receive one share of common stock of the Company for each share of common stock of Diamond they hold, or approximately 5,816,667 shares for an aggregate of approximately 10% of the shares of common stock of the Company to be outstanding at such time, calculated on a fully diluted basis.

Diamond has sold to third parties an aggregate of $5,816,667 principal amount of notes of Diamond (the "Diamond Notes"). Under the terms of the Exchange
Agreement, all of the Diamond Notes shall be exchanged for an identical principal amount of notes of the Company, to be unconditionally guaranteed by Diamond. The notes to be issued by the Company shall be convertible at $0.50 per share, at the option of the holders at any time on or before March 31, 2008, into a maximum of 11,633,334 additional shares of common stock of the Company.

Under the Exchange Agreement, the Company must file an amendment to its certificate of incorporation to increase the authorized number of shares of common stock to 250,000,000 and to authorize up to 25,000,000 shares of preferred stock.

On February 5, 2007, Mordechai Moshin, the sole director and officer of the Company, resigned as such effective immediately. Simultaneously therewith, Mr. Moshin appointed Robert Rubin, Daniel Wainstein and Barry Pomerantz as new directors of the Company, to be effective simultaneously with Mr. Moshin's resignation. These individuals subsequently appointed Robert Rubin as the President of the Company.

NOTE 6- RECLASSIFICATION

In connection with the preparation of the financial statements for 2006 it was noted that capital stock had been incorrectly stated at $.001 per share value when the actual par value is $.0001. As a result par value was overstated by $8,371, and additional paid in capital was understated by the same amount. This reclassification is reflected in these financial statements. There is no effect on net income (loss), total assets, total liabilities or net equity.