Form 10QSB
period 2007-03-31
Optimum Interactive (USA) Ltd.
filed 2007-05-21
CIK 1341997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           For the quarterly period ended    March 31, 2007
                                                          ----------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                           Commission file number _000-51587

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]   No [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act)    Yes [X]   No [ ]

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of May 18, 2007: 9,301,100.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                         OPTIMUM INTERACTIVE (USA) LTD.

                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
                                                                            ----

Special Note Regarding Forward-Looking Statements                              1

PART I     FINANCIAL INFORMATION                                               2
------

Item 1.    Financial Statements                                                2
Item 2.    Management's Discussion and Analysis or Plan of Operation           8
Item 3.    Controls and Procedures                                             9

PART II                                                                       10
-------

Item 1.    Legal Proceedings                                                  10
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        10
Item 3.    Defaults on Senior Securities                                      10
Item 4.    Submission of Matters to a Vote of Security Holders                10
Item 5.    Other Information                                                  10
Item 6.    Exhibits

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Quarterly Report on Form 10-QSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

                         OPTIMUM INTERACTIVE (USA) LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements


            Balance Sheets - March 31, 2007 and December 31, 2006 .......... F-1

            Statements of Operations - For the three months ended
            March 31, 2007 and 2006 ........................................ F-2

            Statements of Cash Flows - For the three months ended
            March 31, 2007 and 2006 with Cumulative Total from
            Inception to March 31, 2007 .................................... F-3

            Notes to Consolidated Financial Statements ..................... F-4

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The response to this Item is included as a separate Exhibit to this report.

Please see pages F-1 through F-7

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                   As of March 31, 2007 and December 31, 2006
                                   (Unaudited)


                                                      March 31,    December 31,
                        ASSETS                          2007           2006
                                                    ------------   ------------
                                                    (Unaudited)      (Audited)

Current assets:
  Cash and cash equivalents ......................  $      2,729   $        365

    Total current assets .........................         2,729            365

Noncurrent Assets:
  Property, plant and equipment, net .............             0              0

Other assets .....................................             0              0
                                                    ------------   ------------
    Total assets .................................  $      2,729   $        365
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .......  $      6,196   $     10,026
  Interest payable ...............................             0          3,628
  Notes payable to related parties ...............             0         32,000
                                                    ------------   ------------
    Total current liabilities ....................         6,196         45,654

Long-term debt, net of current maturities ........             0              0

Stockholders' equity:
  Common stock, $0.001 par value per share,
    50,000,000 shares authorized, 9,301,000
    outstanding ..................................           930            930
  Additional paid-in capital .....................       335,326        292,821
  Deficit accumulated during development stage ...      (339,723)      (339,040)
                                                    ------------   ------------
    Total stockholders' equity ...................        (3,467)       (45,289)
                                                    ------------   ------------
    Total liabilities and stockholders' equity ...  $      2,729   $        365
                                                    ============   ============

The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                      Cumulative
                                                         Three Months Ended           Total from
                                                   -----------------------------     Inception to
                                                     March 31,        March 31,        March 31,
                                                       2007             2006             2007
                                                   ------------     ------------     ------------
REVENUES ........................................  $          0     $          0     $          0

COST OF SALES ...................................             0                0                0
                                                   ------------     ------------     ------------

                                                              0                0                0

Operating expenses:
   Accounting fees ..............................             0            5,088           20,614
   Sales, general and administrative expenses ...           166            1,956            4,660
   Other operating expenses .....................             0              420          310,138
                                                   ------------     ------------     ------------

Operating income (loss) .........................          (166)          (7,464)        (335,412)

Other income (expense):
   Interest income ..............................             0                0                0
   Interest expense .............................          (517)            (566)          (4,145)
   Other income (expense) .......................             0                0                0
                                                   ------------     ------------     ------------
      Total other income (expense) ..............          (517)            (566)          (4,145)

Loss before income tax ..........................          (683)          (8,030)        (339,723)

Income tax ......................................             0                0                0
                                                   ------------     ------------     ------------

Loss attributable to common stockholders ........  $       (683)    $     (8,030)    $   (339,723)
                                                   ============     ============     ============

Basic loss per share ............................  $      (0.00)    $      (0.00)
                                                   ============     ============

Weighted average common shares outstanding ......     9,301,100        9,301,100
                                                   ============     ============


          The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS For the Three
                Months Ended March 31, 2007 and 2006 (Unaudited)

                                                                                       Cumulative
                                                                                        Total from
                                                            Three Months Ended         Inception to
                                                       ----------------------------      March 31,
                                                           2007            2006            2007
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $       (683)   $     (8,030)   $   (339,723)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Forgiveness of prior accruals ..................          7,505               0           7,505
    Increase in interest payable ...................         (3,628)            566               0
    Increase (decrease) in accounts payable
      and accrued liabilities ......................         (3,830)          5,721           6,196
                                                       ------------    ------------    ------------
      Net cash used in operating activities ........           (636)         (1,743)       (326,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                  0               0               0
                                                       ------------    ------------    ------------
      Net cash used in investing activities ........             (0)             (0)             (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to related party .....          3,000          15,000          35,000
  Repayments of short-term debt ....................              0               0               0
  Proceeds from sale of common stock, net ..........              0               0         293,751
                                                       ------------    ------------    ------------
      Net cash provided by financing activities ....          3,000          15,000         328,751

Increase (decrease) in cash and cash equivalents ...   $      2,364    $     13,257    $      2,729

Cash and cash equivalents, beginning of period .....            365           2,523
                                                       ------------    ------------    ------------
                                                                                                  0

Cash and cash equivalents, end of period ...........   $      2,729    $     15,780    $      2,729
                                                       ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for income taxes .......................   $          0    $          0    $          0
                                                       ============    ============    ============
  Cash paid for interest ...........................   $          0    $          0    $          0
                                                       ============    ============    ============


        The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION
-----------------------------

The financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2006 is derived from the December 31, 2006 audited financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2006 annual report on Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NATURE OF BUSINESS - Optimum Interactive (USA) Ltd. (the "Company" or "Optimum") is a Delaware Corporation founded on May 20, 1996. The primary business activity of the Company was computer development. There has been no operation of the Company since 1999. Company management has been seeking a new business to acquire. See Note 2. Summary of Significant Accounting Policies under the heading "Stockholders' Equity."

Optimum is registered at the following address: 1220 N. Market Street Suite 808 Wilmington, DE 19801

The principal operating office of the Company is 25 Highland Boulevard, Dix Hills, NY, 11746.

BASIS OF PRESENTATION - These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

GOING CONCERN - The Company is a development stage company and has been inactive through March 31, 2007. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

STOCKHOLDERS' EQUITY

On February 5, 2007 ownership of the outstanding shares transferred as described below. The effect of these ownership transfers limits the recoverability of tax loss carryforwards. These financial statements do not include any of the operations of its primary investors and are not consolidated with any owner's separate financial statements.

On October 31, 2006, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with its two largest shareholders as sellers (the "Sellers") and 25 Highland Partners, LLC ("Highland"). Under the Purchase Agreement, which was consummated on February 5, 2007, Highland purchased from the two Sellers an aggregate of 7,905,850 shares of common stock of the Company at $0.0664065 per share or an aggregate of Five Hundred and Twenty Five Thousand Dollars $525,000.

At the closing, all indebtedness and other obligations owed by the Company to the Sellers or to any affiliate thereof became capitalized and deemed a part of the shares purchased by Highland.

As of October 31, 2006, the Company also entered into a Share Exchange Agreement (the "Exchange Agreement") with Diamond Decisions, Inc., a Nevada corporation ("Diamond"), its principal shareholders (the "Diamond Principals"), Highland and the other signatories thereto.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended March 31, 2007. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of March 31, 2007, there is no net operating loss carry forward attributable to the company.

Deferred tax asset of $6,896 generated by the expenses incurred from inception to March 31, 2007 is fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the asset in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES
----------------------------------------

Notes payable to related parties consists of the following:

                                                             MARCH 31, 2007
                                                             --------------
   Note payable majority shareholder ............................    25,000
   Note payable minority shareholder ............................    10,000
   Less debt forgiven under Stock Purchase agreement (Note 2) ...   (35,000)
                                                                   --------
       Long-term debt ...........................................  $      0
                                                                   ========

On May 20 2005, the Company issued a note payable to the majority shareholder for a principal amount of $2,000 with interest at 10.00% per year, maturing, May 20 2006. On May 20, 2006 the term of the note payable was extended from May 20, 2006 to May 20, 2007; all other terms of the note remain intact. The note is unsecured.

On September 30 2005, the Company issued a note payable to the majority shareholder for a principal amount of $10,000 with interest at 10.00% per year, maturing, September 30, 2006 at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured. Effective December 1, 2006, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On September 30 2005, the Company issued a note payable to the minority shareholder for a principal amount of $5,000 with interest at 10.00% per year, maturing, September 30, 2006 at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured. Effective December 1, 2006, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

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

On January 15, 2007, the Company issued a note payable to the majority shareholder for a principal amount of $5,000 with monthly payments of $0, including interest at 10.00% per year, maturing, January 15, 2008.

In connection  with the sale of control of the Company to Highland  described in
Note 2, all notes above are considered forgiven. The forgiveness is considered to be a contribution to capital.


NOTE 4- COMMITMENTS AND CONTINGENCIES
-------------------------------------

DILUTION AND CHANGE OF CONTROL

The change in control of the Company occurred as of February 5, 2007. However, this change in control does not affect the financial statements of the Company, except that it does limit the recoverability of tax loss carryforwards.

Because of the Company's current status and its concomitant lack of assets or relevant operating history, the acquisition of Diamond explained in Note 2 would if consummated result in substantial dilution of the Company's existing shareholders. The acquisition of Diamond, if consummated, would involve a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company.

NOTE 5- INCREASE IN PAID IN CAPITAL IN MARCH 2007
-------------------------------------------------

On February 5, 2007, in connection with the Stock Purchase agreement referred to in Note 2, the Company the new majority shareholders forgave the Company's $35,000 in notes payable to the prior shareholders as well as $7,505 in accrued interest and management fees recorded as current liabilities. Under generally accepted accounting principles, forgiveness of related party debt generally is considered to be a capital transaction. Accordingly, the forgiveness of the amount due to the former shareholders is reported in the March 31, 2007 financial statements as a $42,505 increase in paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Each of these two agreements is described in greater detail below. Our plan of operation consists of consummating the Exchange Agreement with Diamond and thus acquiring an operating company. We cannot assure you that we will successfully complete the acquisition of Diamond.

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

All obligations of our company and Diamond under the Exchange Agreement are subject to fulfillment, prior to or as of the Closing Date, of certain conditions as outlined in the February 8-K. We expect to consummate the Exchange Agreement with Diamond no later than September 30, 2007, but we cannot assure you that we will consummate the Exchange Agreement at such time, if at all.

ITEM 3.         CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of March 31, 2007, the end of the period to which this Quarterly Report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, our internal controls subsequent to the date we carried out the evaluation.

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

                                     PART II

ITEM 1.         LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings and no such action by, or to the best of our knowledge, against our company has been threatened.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 9.         EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-QSB has been identified.

Exhibit No.     Exhibit Name
-----------     ------------

3.1.1           Articles of Incorporation dated May 20, 1996 (1)

3.1.2           Amendment of Articles of Incorporation dated May 26, 1996 (1)

3.2             Bylaws (1)

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1 Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2 Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Previously filed.

(2) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 21, 2007                      OPTIMUM INTERACTIVE (USA)
LTD.


                                        /s/ Robert M.
Rubin
                                        Robert M.
Rubin
                                        President &
CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                           Date
---------                               -----                           ----
/s/ Robert M. Rubin         President, CEO, CFO and Director        May 21, 2007
-------------------
Robert M. Rubin