Form 10QSB
period 2007-06-30
Optimum Interactive (USA) Ltd.
filed 2007-08-14
CIK 1341997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 000-51587

OPTIMUM INTERACTIVE (USA) LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

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

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of August 13, 2007: 9,301,100.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

OPTIMUM INTERACTIVE (USA) LTD.

FORM 10-QSB
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Quarterly Report on Form 10-QSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

OPTIMUM INTERACTIVE (USA) LTD.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – June 30, 2007 and December 31, 2006	F-1

	Statements of Operations – For the three months ended June 30, 2007 and 2006	F-2

Statements of Operations – For the six months ended June 30, 2007 and 2006 with Cumulative

	Total from Inception to June 30, 2006	F-3

Statements of Cash Flows – For the six months ended June 30, 2007 and 2006 with Cumulative

	Total from Inception to June 30, 2007	F-4

	Notes to Consolidated Financial Statements	F-5

PART I

ITEM 1.     FINANCIAL STATEMENTS

The response to this Item is included as a separate Exhibit to this report.

Please see pages F-1 through F-7

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$2,729	$365

Total current assets	2,729	365

Noncurrent Assets:
Property, plant and equipment, net	0	0

Other assets	0	0
Total assets	$2,729	$365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,560	$10,026
Interest payable	0	3,628
Advances from shareholders	7,694	0
Notes payable to related parties	0	32,000
Total current liabilities	12,254	45,654

Long-term debt, net of current maturities	0	0

Stockholders’ equity:
Common stock, $0.001 par value per share, 50,000,000 shares authorized, 9,301,000 outstanding	930	930
Additional paid-in capital	335,326	292,821
Deficit accumulated during development stage	(345,781)	(339,040)
Total stockholders’ equity	(9,525)	(45,289)
Total liabilities and stockholders’ equity	$2,729	$365

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2007	2006
REVENUES	$0	$0
COST OF SALES	0	0
	0	0
Operating expenses:
Accounting fees	6,058	0
Sales, general and administrative expenses	0	485
Other operating expenses	0	420
Operating income (loss)	(6,058)	(905)
Other income (expense):
Interest income	0	0
Interest expense	0	(834)
Other income (expense)	0	0
Total other income (expense)	0	(834)
Loss before income tax	(6,058)	(1,739)
Income tax	0	0
Loss attributable to common stockholders	$(6,058)	$(1,739)
Basic loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	9,301,100	9,301,100

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

			Cumulative
			Total from
	Six Months Ended		Inception to
	June 30,	June 30,	June 30,
	2007	2006	2007
REVENUES	$0	$0	$0
COST OF SALES	0	0	0
	0	0	0
Operating expenses:
Accounting fees	6,058	5,088	26,672
Sales, general and administrative expenses	0	2,441	4,660
Other operating expenses	166	840	310,138
Operating income (loss)	(6,244)	(8,369)	(341,636)
Other income (expense):
Interest income	0	0	0
Interest expense	(517)	(1,400)	(4,145)
Other income (expense)	0	0	0
Total other income (expense)	(517)	(1,400)	(4,145)
Loss before income tax	(6,741)	(9,769)	(345,781)
Income tax	0	0	0
Loss attributable to common stockholders	$(6,741)	$(9,769)	$(345,781)
Basic loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	9,301,100	9,301,100

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2007 and 2006 (Unaudited)

			Cumulative
			Total from
			Inception to
	Six Months Ended		June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	(6,741)	$(9,769)	$(345,781)
Adjustments to reconcile net loss to net cash
used in operating activities:
Forgiveness of prior accruals	7,505	0	7,505
Increase in interest payable	(5,466)	1,400	0
Increase (decrease) in accounts payable
and accrued liabilities	(3,628)	(1,590)	4,560
Net cash used in operating activities	(8,330)	(9,959)	(333,716)

Cash flows from investing activities:
	0	0	0
Net cash used in investing activities	(0)	(0)	(0)

Cash flows from financing activities:
Proceeds from notes payable to related party	3,000	15,000	35,000
Advances from shareholders	7,694	0	7,694
Repayments of short-term debt	0	0	0
Proceeds from sale of common stock, net	0	0	293,751
Net cash provided by financing activities	10,694	15,000	336,445

Increase (decrease) in cash and cash equivalents	2,364	$5,041	$2,729

Cash and cash equivalents, beginning of period	365	2,523	0

Cash and cash equivalents, end of period	$2,729	$7,564	$2,729

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$0	0	0
Cash paid for interest	$0	0	0

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (unaudited)

Note 1 –Basis of Presentation

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

Nature of Business - Optimum Interactive (USA) Ltd. (the “Company” or “Optimum”) is a Delaware Corporation founded on May 20, 1996. The primary business activity of the Company was computer development. There has been no operation of the Company since 1999. Company management has been seeking a new business to acquire. See Note 2. Summary of Significant Accounting Policies under the heading “Stockholders’ Equity.”

Optimum is registered at the following address: 1220 N. Market Street Suite 808 Wilmington, DE 19801

The principal operating office of the Company is 25 Highland Boulevard, Dix Hills, NY, 11746.

Basis of Presentation - These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern - The Company is a development stage company and has been inactive through June 30, 2007. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 2 –Summary of Significant Accounting Policies

Cash and Cash Equivalents

The cash presented on these financial statements and available to the Company is held in an attorney trust account and commingled with other funds held in trust.

Stockholders’ Equity

On February 5, 2007 ownership of the outstanding shares transferred as described below. The effect of these ownership transfers limits the recoverability of tax loss carryforwards. These financial statements do not include any of the operations of its primary investors and are not consolidated with any owner’s separate financial statements.

On October 31, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with its two largest shareholders as sellers (the “Sellers”) and 25 Highland Partners, LLC (“Highland”). Under the Purchase Agreement, which was consummated on February 5, 2007, Highland purchased from the two Sellers an aggregate of 7,905,850 shares of common stock of the Company at $0.0664065 per share or an aggregate of Five Hundred and Twenty Five Thousand Dollars $525,000.

At the closing, all indebtedness and other obligations owed by the Company to the Sellers or to any affiliate thereof became capitalized and deemed a part of the shares purchased by Highland.

As of October 31, 2006, the Company also entered into a Share Exchange Agreement (the “Exchange Agreement”) with Diamond Decisions, Inc., a Nevada corporation (“Diamond”), its principal shareholders (the “Diamond Principals”), Highland and the other signatories thereto.

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

Diamond has sold to third parties an aggregate of $5,816,667 principal amount of notes of Diamond (the “Diamond Notes”). Under the terms of the Exchange Agreement, all of the Diamond Notes shall be exchanged for an identical principal amount of notes of the Company, to be unconditionally guaranteed by Diamond. The notes to be issued by the Company shall be convertible at $0.50 per share, at the option of the holders at any time on or before March 31, 2008, into a maximum of 11,633,334 additional shares of common stock of the Company.

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

Income Taxes

The Company has adopted Financial Accounting Standards No. 109 (“SFAS 109”), under which the deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable profit. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its tax assets and liabilities on a net basis.

As the Company has generated no profit or loss since 1999, there are no deferred tax assets or liabilities or tax expense to be recognized in the accompanying financial statements.

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended June 30, 2007. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of June 30, 2007, there is no net operating loss carry forward attributable to the company.

Deferred tax asset of $7,804 generated by the expenses incurred from inception to June 30, 2007 is fully reserved by a valuation allowance based on the uncertainty of the Company’s ability to recognize a profit and therefore realize the asset in the future.

Note 3- Notes Payable to Related Parties

Notes payable to related parties consists of the following:

June 30, 2007
Note payable majority shareholder	25,000
Note payable minority shareholder	10,000
Less debt forgiven under Stock Purchase agreement (Note 2)	(35,000)
Long-term debt	$0

On May 20 2006, the Company issued a note payable to the majority shareholder for a principal amount of $2,000 with interest at 10.00% per year, maturing, May 20 2006. On May 20, 2006 the term of the note payable was extended from May 20, 2006 to May 20, 2007; all other terms of the note remain intact. The note is unsecured.

On September 30 2006, the Company issued a note payable to the majority shareholder for a principal amount of $10,000 with interest at 10.00% per year, maturing, September 30, 2006 at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured. Effective December 1, 2006, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

On September 30 2006, the Company issued a note payable to the minority shareholder for a principal amount of $5,000 with interest at 10.00% per year, maturing, September 30, 2006 at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured. Effective December 1, 2006, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

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

Note 4– Commitments and Contingencies

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

Note 5- Increase in Paid in Capital in March 2007

On February 5, 2007, in connection with the Stock Purchase agreement referred to in Note 2, the selling shareholders forgave the Company’s $35,000 in notes payable to them as well as $7,505 in accrued interest and management fees recorded as current liabilities. Under generally accepted accounting principles, forgiveness of related party debt generally is considered to be a capital transaction. Accordingly, the forgiveness of the amount due to the former shareholders is reported in the accompanying financial statements as a $42,505 increase in paid-in capital.

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

As reported in a Current Report on Form 8-K filed on February 9, 2007 (the “February 8-K”), on October 31, 2006, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), with Aurora Capital Group, Ltd. (“Aurora”), Berlin Capital Investments, Inc. (“Berlin,” and with Aurora, the “Sellers”) and 25 Highland Partners, LLC (“Highland”). The transactions contemplated by the Purchase Agreement were consummated as of February 5, 2007. Pursuant to the Purchase Agreement, Highland became our principal shareholder.

As further reported in the February 8-K, we entered into a Share Exchange Agreement, dated as of October 31, 2006 (the “Exchange Agreement”) with Diamond Decisions, Inc., a Nevada corporation (“Diamond”), and Carolyn M. Jones (“Jones”), Heather Fabbri and Yvette Campbell (collectively referred to hereinafter as the “Diamond Principal Stockholders”). The obligations of the parties under such Exchange Agreement was subject, among other things, to the consummation of the transactions contemplated by the Purchase Agreement with Highland.

Each of these two agreements is described in greater detail below. Our plan of operation consists of consummating the Exchange Agreement with Diamond and thus acquiring an operating company. We cannot assure you that we will successfully complete the acquisition of Diamond.

Purchase Agreement

Prior to consummation of the Purchase Agreement, the Sellers were the record and beneficial owners of 8,110,000 shares of our common stock, par value $0.001 per share of an aggregate of 9,301,000 such shares issued and outstanding. Under the Purchase Agreement, Highland purchased from the Sellers an aggregate of 7,905,850 shares of our common stock (the “Subject Shares”). 2,635,284 Subject Shares were purchased from Berlin and 5,270,566 Subject Shares were purchased from Aurora. The purchase price paid by Highland for the 7,905,850 Subject Shares was $0.0664065 per share or an aggregate of Five Hundred and Twenty Five Thousand Dollars ($525,000.00) .

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

Exchange Agreement

Under the terms of the Exchange Agreement, we have agreed to acquire all of the issued and outstanding capital stock of Diamond (the “Diamond Shares”). Under the terms of the Exchange Agreement, we will on the closing date thereof (the “Closing Date”) issue to the Diamond Principal Stockholders and certain other holders of Diamond Shares (the “Additional Diamond Stockholders”) the following shares of our common stock (the “Exchange Shares”):

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

Prior to consummation of the transactions contemplated by the Exchange Agreement, Diamond had sold to third parties an aggregate of $5,816,667 principal amount of notes Diamond (the “Diamond Notes”). Under the terms of the Exchange Agreement, on the Closing Date, all of the Diamond Notes will be exchanged for an identical principal amount of notes of our company, to be unconditionally guaranteed by our Diamond subsidiary (the “Exchange Notes”). Such maximum amount of $5,816,667 in Exchange Notes will be convertible at $0.50 per share, at the option of the holders at any time on or before March 31, 2008 (the “Maturity Date”), into a maximum of 11,633,334 additional shares of our common stock.

All obligations of our company and Diamond under the Exchange Agreement are subject to fulfillment, prior to or as of the Closing Date, of certain conditions as outlined in the February 8-K. We expect to consummate the Exchange Agreement with Diamond during the fourth calendar quarter of 2007, but we cannot assure you that we will consummate the Exchange Agreement during such period, if at all.

ITEM 3.   CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of June 30, 2007, the end of the period to which this Quarterly Report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, our internal controls subsequent to the date we carried out the evaluation.

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

Date: August 14, 2007	OPTIMUM INTERACTIVE (USA) LTD.

/s/ Robert M. Rubin
Robert M. Rubin
President & CEO