Form 10QSB
period 2007-09-30
Optimum Interactive (USA) Ltd.
filed 2007-11-14
CIK 1341997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             For the quarterly period ended   September 30, 2007
                                                            --------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from ________ to ________

                             Commission file number 000-51587

                         OPTIMUM INTERACTIVE (USA) LTD.
        (Exact name of small business issuer as specified in its charter)

            Delaware
(State or other jurisdiction of                               N/A
 incorporation or organization)                (IRS Employee Identification No.)

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

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of November 13, 2007: 9,301,100.

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

                         OPTIMUM INTERACTIVE (USA) LTD.

                                   FORM 10-QSB
                                      INDEX



                                                                            PAGE
                                                                            ----


Special Note Regarding Forward-Looking Statements                             1

PART I      FINANCIAL INFORMATION                                             2
------

Item 1.     Financial Statements                                             F-1
Item 2.     Management's Discussion and Analysis or Plan of Operation         3
Item 3.     Controls and Procedures                                           4

PART II                                                                       4
-------

Item 1.     Legal Proceedings                                                 4
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       5
Item 3.     Defaults on Senior Securities                                     5
Item 4.     Submission of Matters to a Vote of Security Holders               5
Item 5.     Other Information                                                 5
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

                         OPTIMUM INTERACTIVE (USA) LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets - September 30, 2007 and December 31, 2006.............................F-2

            Statements of Operations - For the three months ended September 30, 2007 and 2006.....F-3

            Statements of Operations - For the nine months ended September 30, 2007 and 2006 with Cumulative Total from Inception to September 30, 2006............................F-4

            Statements of Cash Flows - For the nine months ended September 30, 2007 and 2006 with Cumulative Total from Inception to September 30, 2007............................F-5

            Notes to Consolidated Financial Statements............................................F-7

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The response to this Item is included as a separate Exhibit to this report.

Please see pages F-1 through F-9.





PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                 As of September 30, 2007 and December 31, 2006
                                   (Unaudited)

                                                          September 30,   December 31,
                           ASSETS                              2007           2006
                                                               ----           ----
                                                           (UNAUDITED)     (AUDITED)
                                                           -----------     ---------

Current assets:
   Cash and cash equivalents ..........................     $   2,729      $     365

      Total current assets ............................         2,729            365

Noncurrent Assets:
   Property, plant and equipment, net .................             0              0

Other assets ..........................................             0              0
                                                            ---------      ---------
       Total assets ...................................     $   2,729      $     365
                                                            =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ...........     $   8,033      $  10,026
   Interest payable ...................................             0          3,628
   Advances from shareholders .........................         7,694              0
   Notes payable to related parties ...................             0         32,000
                                                            ---------      ---------
      Total current liabilities .......................        15,727         45,654

Long-term debt, net of current maturities .............             0              0

Stockholders' equity:
   Common stock, $0.001 par value per share, 50,000,000
   shares authorized, 9,301,000 outstanding ...........           930            930
   Additional paid-in capital .........................       335,326        292,821
   Deficit accumulated during development stage .......      (349,254)      (339,040)
                                                            ---------      ---------
      Total stockholders' equity ......................       (12,998)       (45,289)
                                                            ---------      ---------
      Total liabilities and stockholders' equity ......     $   2,729      $     365
                                                            =========      =========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2007 and 2006
                                   (Unaudited)



                                                       Three Months Ended
                                                       ------------------
                                                 September 30,    September 30,
                                                      2007             2006
                                                 -------------    -------------

REVENUES ....................................     $         0      $         0

COST OF SALES ...............................               0                0
                                                  -----------      -----------

                                                            0                0

Operating expenses:
   Accounting fees ..........................           3,473                0
   Sales, general and administrative expenses               0              485
   Other operating expenses .................               0              420
                                                  -----------      -----------

Operating income (loss) .....................          (3,473)            (905)

Other income (expense):
   Interest income ..........................               0                0
   Interest expense .........................               0             (834)
   Other income (expense) ...................               0                0
                                                  -----------      -----------
      Total other income (expense) ..........               0             (834)

Loss before income tax ......................          (3,473)          (1,739)

Income tax ..................................               0                0
                                                  -----------      -----------

Loss attributable to common stockholders ....     $    (3,473)     $    (1,739)
                                                  ===========      ===========

Basic loss per share ........................     $     (0.00)     $     (0.00)
                                                  ===========      ===========

Weighted average common shares outstanding ..       9,301,100        9,301,100
                                                  ===========      ===========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                                    Cumulative
                                                        Nine Months Ended           Total from
                                                        -----------------          Inception to
                                                 September 30,    September 30,    September 30,
                                                      2007             2006             2007
                                                 -------------    -------------    -------------

REVENUES ....................................     $         0      $         0      $         0

COST OF SALES ...............................               0                0                0
                                                  -----------      -----------      -----------

                                                            0                0                0

Operating expenses:
   Accounting fees ..........................           9,531           11,518           30,145
   Sales, general and administrative expenses               0            3,210            4,660
   Other operating expenses .................             166            1,260          310,304
                                                  -----------      -----------      -----------

Operating income (loss) .....................          (9,697)         (15,988)        (345,109)

Other income (expense):
   Interest income ..........................               0                0                0
   Interest expense .........................            (517)          (2,254)          (4,145)
   Other income (expense) ...................               0                0                0
                                                  -----------      -----------      -----------
      Total other income (expense) ..........            (517)          (2,254)          (4,145)

Loss before income tax ......................         (10,214)         (18,242)        (349,254)

Income tax ..................................               0                0                0
                                                  -----------      -----------      -----------

Loss attributable to common stockholders ....     $   (10,214)     $   (18,242)     $  (349,254)
                                                  ===========      ===========      ===========

Basic loss per share ........................     $     (0.00)     $     (0.00)
                                                  ===========      ===========

Weighted average common shares outstanding ..       9,301,100        9,301,100
                                                  ===========      ===========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)


                                                                                  Cumulative
                                                                                  Total from
                                                         Nine Months Ended       Inception to
                                                         -----------------       September 30,
                                                        2007           2006          2007
                                                        ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................     $ (10,214)     $ (18,242)     $(349,254)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Forgiveness of prior accruals ............         7,505              0          7,505
      Increase (decrease) in interest payable ..        (1,993)         2,252              0
      Increase (decrease) in accounts payable
         and accrued liabilities ...............        (3,628)        (1,170)         8,033
                                                     ---------      ---------      ---------
         Net cash used in operating activities .        (8,330)       (17,158)      (333,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                             0              0              0
                                                     ---------      ---------      ---------
      Net cash used in investing activities ....            (0)            (0)            (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to related party          3,000         15,000         35,000
   Advances from shareholders ..................         7,694              0          7,694
   Repayments of short-term debt ...............             0              0              0
   Proceeds from sale of common stock, net .....             0              0        293,751
                                                     ---------      ---------      ---------
      Net cash provided by financing activities         10,694         15,000        336,445

Increase (decrease) in cash and cash equivalents     $   2,364      $   3,844      $   2,729

Cash and cash equivalents, beginning of period .           365          1,500              0
                                                     ---------      ---------      ---------

Cash and cash equivalents, end of period .......     $   2,729      $   5,344      $   2,729
                                                     =========      =========      =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for income taxes                        $       0      $       0      $       0
                                                     =========      =========      =========
   Cash paid for interest                            $       0      $       0      $       0
                                                     =========      =========      =========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

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

GOING CONCERN - The Company is a development stage company and has been inactive through September 30, 2007. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended September 30, 2007. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of September 30, 2007, there is no net operating loss carry forward attributable to the company.

Deferred tax asset of $8,325 generated by the expenses incurred from inception to September 30, 2007 is fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the asset in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following:

                                                             SEPTEMBER 30, 2007
                                                             ------------------
Note payable majority shareholder............................            25,000
Note payable minority shareholder............................            10,000
Less debt forgiven under Stock Purchase agreement (Note 2) ..           (35,000)
                                                                       --------
    Long-term debt                                                     $      0
                                                                       ========

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

NOTE 5- INCREASE IN PAID IN CAPITAL IN MARCH 2007

On February 5, 2007, in connection with the Stock Purchase agreement referred to in Note 2, the selling shareholders forgave the Company's $35,000 in notes payable to them as well as $7,505 in accrued interest and management fees recorded as current liabilities. Under generally accepted accounting principles, forgiveness of related party debt generally is considered to be a capital transaction. Accordingly, the forgiveness of the amount due to the former shareholders is reported in the accompanying financial statements as a $42,505 increase in paid-in capital.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of September 30, 2007, the end of the period to which this Quarterly Report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our principal executive officer and our principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, our internal controls subsequent to the date we carried out the evaluation.

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



Date: November 14, 2007                           OPTIMUM INTERACTIVE (USA) LTD.


                                                  /s/ Robert M. Rubin
                                                  -------------------
                                                  Robert M. Rubin
                                                  President & CEO