Form 10KSB
period 2007-12-31
Optimum Interactive (USA) Ltd.
filed 2008-03-31
CIK 1341997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2007

                        Commission file number: 000-51587

                         OPTIMUM INTERACTIVE (USA) LTD.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                      N/A
(State or other jurisdiction of incorporation          (IRS Employee
or organization)                                       Identification No.)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2008 was $1,046,437.50

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of March 26, 2008: 9,301,100.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                         OPTIMUM INTERACTIVE (USA) LTD.

                                   FORM 10-KSB
                                      INDEX



                                                                                                   PAGE
                                                                                                  -------


PART I                                                                                              __
------

Item 1.         Description of Business                                                              3
Item 2.         The Properties                                                                       3
Item 3.         Legal Proceedings                                                                    3
Item 4.         Submission of Matters to a Vote of Security Holders                                  4

PART II                                                                                             __
-------

Item 5.         Market for Common Equity and Related Stockholder Matters and Small Business
                Issuer Purchases of Equity Securities                                                4
Item 6.         Management's Discussion and Analysis or Plan of Operation                            5
Item 7.         Financial Statements                                                                F-1
Item 8.         Changes In and  Disagreements  with  Accountants  on  Accounting  and  Financial
                Disclosure                                                                          18
Item 8A(T).     Controls and Procedures                                                             18
Item 8B.        Other Information                                                                   18

PART III                                                                                            __
--------

Item 9.         Directors,   Executive  Officers,   Promoters,  Control  Persons  and  Corporate
                Governance; Compliance with Section 16(A) of The Exchange Act                       19
Item 10.        Executive Compensation                                                              20
Item 11.        Security Ownership of Certain Beneficial Owners and Management                      21
Item 12.        Certain Relationships and Related Transactions, and Director Independence           21
Item 13.        Exhibit Index                                                                       21
Item 14.        Principal Accounting Fees and Services                                              22

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders for the year ending December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The   Company's   shares  of  common   stock   are   currently   quoted  on  the
Over-the-Counter Bulletin Board ("OTC BB") under the symbol OTMI.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the Nasdaq Stock Market. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal 2007                                                            High             Low
-----------                                                            ----             ----

1st Quarter - January 1, 2007 through March 31, 2007                   $0.75            $0.75

2nd Quarter - April 1, 2007 through June 30, 2007                      $0.75            $0.75

3rd Quarter - July 1, 2007 through September 30, 2007                  $0.75            $0.75

4th Quarter - October 1, 2007 through December 31, 2007                $0.75            $0.75

Fiscal 2008                                                            High             Low
-----------                                                            ----             ----

1st Quarter - January 1, 2008 through March 26, 2008                   $0.75            $0.75


The last sale price of our common stock on March 26, 2008 was $0.75.

Holders.
As of March 26, 2008 there were 63 holders of record of our common stock and we had 9,301,100 shares of our common stock issued and outstanding. Our transfer agent is Island Stock Transfer, 100 First Avenue South, Suite 212, St. Petersburg, FL 33701.

Dividends.
We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Securities authorized for issuance under equity compensation plans.
None.

Recent Sales of Unregistered Securities.
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

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

EXCHANGE AGREEMENT
Under the terms of the Exchange Agreement, we have agreed to acquire all of the issued and outstanding capital stock of Diamond (the "DIAMOND SHARES"). Under the terms of the Exchange Agreement, we were on the closing date thereof (the "CLOSING DATE") to have issued to the Diamond Principal Stockholders and certain other holders of Diamond Shares (the "ADDITIONAL DIAMOND STOCKHOLDERS") shares of our common stock (the "EXCHANGE SHARES"). We presently expect to enter into an agreement and plan of merger (the "MERGER AGREEMENT") with Diamond in lieu of the Exchange Agreement. Under the terms of the Merger Agreement, Diamond would be merged with and into our company, with our company as the surviving corporation of the merger. Upon consummation of such merger:

         (a) no more than 6,976,320 shares of our common stock will be issued and outstanding;

         (b) each of the 4% promissory notes issued by Diamond, in the present aggregate amount of $17,956,823 (collectively, the "DIAMOND 4% NOTES"), will be converted into an aggregate $17,956,823 principal amount of 4% convertible notes of OTMI (collectively, the "OTMI NOTES"). The OTMI Notes will be identical in all material respects to the Diamond 4% Notes and will be convertible by the holders at any time prior to their respective maturity dates into shares of our common stock, at a conversion price of $0.50 per share, or an aggregate of 35,913,646 shares of our common stock if all OTMI Notes were fully converted;

         (c) a maximum of 17,956,823 shares of common stock of Diamond (the "DIAMOND COMMON STOCK") will be automatically converted into an identical number of shares of our common stock;

         (d) the Diamond Principal Stockholders (who own an aggregate of 27,810,000 shares of Diamond Common Stock) will receive, in lieu of such shares, an aggregate of 27,810,000 shares of our common stock;

         (e) all outstanding Diamond warrants and options will automatically be converted into an identical number of warrants or options, as the case may be, to purchase shares of our common stock at the same exercise prices; and

         (f) the Company will change its name a name to be determined by Diamond.

All obligations of our company and Diamond under the Merger Agreement will be subject to fulfillment, prior to or as of the Closing Date, of certain conditions, some of which are outlined in the February 8-K. We expect to consummate the Merger Agreement with Diamond no later than June 30, 2008, but we cannot assure you that we will consummate the Merger Agreement at such time, if at all.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report.

                         OPTIMUM INTERACTIVE (USA) LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements


            Report of Independent Registered Public Accounting Firm.........................................2

            Balance Sheets - December 31, 2007 and December 31, 2006........................................3

            Statements of Operations - For the years ended December 31, 2007 and 2006 with
            Cumulative Total from Inception to December 31, 2006............................................4

            Statements of Cash Flows - For the years ended December 31, 2007 and 2006 with
            Cumulative Total from Inception to December 31, 2007............................................5

            Statement of Stockholders' Equity - from the period of Inception to December 31, 2007...........6

            Notes to Consolidated Financial Statements......................................................7

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE DIRECTORS AND STOCKHOLDERS OF OPTIMUM INTERACTIVE (USA) LTD.

We have audited the accompanying balance sheets of Optimum Interactive (USA) Ltd. ("the Company") as of December 31, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2007.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Interactive (USA) Ltd at December 31, 2007 and the related results of their operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $17,714, and $26,039 during the years ended December 31, 2007 and 2006, respectively, and, as of December 31, 2007, the Company's liabilities exceeded its assets by $16,164. These factors, among others, including the Company's ability to generate revenue, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GLO CPAs, LLLP
Houston, Texas
February 20, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                        As of December 31, 2007 and 2006



                                                                           December 31,         December 31,
                                ASSETS                                         2007                 2006
                                                                         ---------------        ------------

Current assets:
    Cash and cash equivalents ..................................             $   3,365               $     365

       Total current assets ....................................                 3,365                     365

Noncurrent Assets:
    Property, plant and equipment, net .........................                     0                       0

Other assets ...................................................                     0                       0
                                                                             ---------               ---------
       Total assets ............................................             $   3,365               $     365
                                                                             =========               =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ...................             $  19,529               $  10,026
    Interest payable ...........................................                     0                   3,628
    Advances from shareholders .................................                     0                       0
    Notes payable to related parties ...........................                     0                  32,000
                                                                             ---------               ---------
       Total current liabilities ...............................                19,529                  45,654

Long-term debt, net of current maturities ......................                     0                       0

Stockholders' equity:
    Common stock, $0.001 par value per share, 50,000,000                           930                     930
     shares authorized, 9,301,000 outstanding ..................
    Additional paid-in capital .................................               331,966                 292,821
    Deficit accumulated during development stage ...............              (356,754)               (339,040)
                                                                             ---------               ---------
       Total stockholders' equity ..............................               (23,858)                (45,289)
                                                                             ---------               ---------
       Total liabilities and stockholders' equity ..............             $   3,365               $     365
                                                                             =========               =========




        The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2007 and 2006


                                                                                                                  Cumulative
                                                                                      Year Ended                  Total from
                                                                                      ----------                 Inception to
                                                                            December 31,       December 31,      December 31,
                                                                                 2007               2006             2007
                                                                           ---------------    ---------------    -------------

REVENUES .........................................................          $         0         $         0        $         0

COST OF SALES ....................................................                    0                   0                  0
                                                                            -----------         -----------        -----------
                                                                                      0                   0                  0

Operating expenses:
    Accounting fees ..............................................               17,031              18,018             37,645
    Sales, general and administrative expenses ...................                    0               3,210              4,660
    Other operating expenses .....................................                  166               1,680            310,304
                                                                            -----------         -----------        -----------
Operating income (loss) ..........................................              (17,197)            (22,908)          (352,609)

Other income (expense):
    Interest income ..............................................                    0                   0                  0
    Interest expense .............................................                 (517)             (3,131)            (4,145)
    Other income (expense) .......................................                    0                   0                  0
                                                                            -----------         -----------        -----------
       Total other income (expense) ..............................                 (517)             (3,131)            (4,145)

Loss before income tax ...........................................              (17,714)            (26,039)          (356,754)

Income tax .......................................................                    0                   0                  0
                                                                            -----------         -----------        -----------

Loss attributable to common stockholders .........................          $   (17,714)        $   (26,039)       $  (356,754)
                                                                            ===========         ===========        ===========

Basic loss per share .............................................          $     (0.00)       $     (0.00)
                                                                            ===========         ===========

Weighted average common shares outstanding .......................            9,301,100           9,301,100
                                                                            ===========         ===========





        The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2007 and 2006


                                                                                                       Cumulative
                                                                                                       Total from
                                                                            Year Ended                Inception to
                                                                            ----------                December 31,
                                                                     2007                 2006            2007
                                                               ---------------      ---------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $  (17,714)      $     (26,039)    $   (356,754)
    Adjustments to reconcile net loss to net cash .....
    used in operating activities:
       Forgiveness of prior accruals...................                  4,145                   0            4,145
       Increase (decrease) in interest payable.........                 (3,628)              3,131                0
       Increase (decrease) in accounts payable
        and accrued liabilities........................                  9,503               5,750           19,529
                                                                    ----------       -------------     ------------
        Net cash used in operating activities..........                 (7,694)            (17,158)        (333,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                             0                   0                0
                                                                    ----------       -------------     ------------
       Net cash used in investing activities...........                     (0)                 (0)              (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related party                             0                   0                0
    Advances from shareholders.........................                 10,694              15,000           42,694
    Repayments of short-term debt......................                      0                   0                0
    Proceeds from sale of common stock, net............                      0                   0          293,751
                                                                    ----------       -------------      ------------
       Net cash provided by financing activities.......                 10,694              15,000          336,445

Increase (decrease) in cash and cash equivalents.......             $    3,000      $       (2,158)    $      3,365

Cash and cash equivalents, beginning of period.........                    365               2,523                0
                                                                    ----------       -------------      ------------

Cash and cash equivalents, end of period...............             $    3,365      $          365     $      3,365
                                                                    ==========      ==============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes                                     $        0      $            0     $          0
                                                                    ==========      ==============     ============
     Cash paid for interest                                         $        0      $            0     $          0
                                                                    ==========      ==============     ============




        The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Period from Inception through December 31, 2007


                                                     COMMON STOCK         ADDITIONAL           DEFICIT
                                                     ------------           PAID-IN      ACCUMULATED DURING
                                                 SHARES        AMOUNT       CAPITAL       DEVELOPMENT STAGE         TOTAL
                                                 ------        ------     ----------     ------------------         -----
                                                ( 000'S)
                                                --------
   Balance May 20, 1996 ............*                  0      $       0      $       0          $       0       $       0
Initial capital contribution........*              9,000          9,000        134,201                 (0)        143,201
Stock issued in private placement, net of
   offering costs ..................*                301            301        150,249                 (0)        150,550
Loss ...............................*                  -              0              0           (293,751)       (293,751)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 1996........*              9,301      $   9,301      $ 284,450           (293,751)      $       0
                                               =========      =========      =========          =========       =========
Loss ...............................*                  -              -              -                 (0)             (0)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 1997........*              9,301      $   9,301      $ 284,450           (293,751)      $       0
                                               =========      =========      =========          =========       =========
Loss ...............................*                  -              -              -                 (0)             (0)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 1998........*              9,301      $   9,301      $ 284,450           (293,751)      $       0
                                               =========      =========      =========          =========       =========
Loss ...............................*                  -              -              -                 (0)             (0)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 1999........*              9,301      $   9,301      $ 284,450           (293,751)      $       0
                                               =========      =========      =========          =========       =========
Loss ...............................*                  -              -              -                 (0)             (0)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 2000........*              9,301      $   9,301      $ 284,450           (293,751)      $       0
                                               =========      =========      =========          =========       =========
Loss ...............................                   -              -              -                 (0)             (0)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 2001 .......               9,301      $   9,301      $ 284,450           (293,751)      $       0
                                               =========      =========      =========          =========       =========
Loss ...............................                   -              -              -                 (0)             (0)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 2002 .......               9,301      $   9,301      $ 284,450           (293,751)      $       0
Loss ...............................                   -              -              -                 (0)             (0)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 2003 .......               9,301      $   9,301      $ 284,450           (293,751)      $       0
                                               =========      =========      =========          =========       =========
Loss ...............................                   -              -              -                 (0)             (0)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 2004 .......               9,301      $   9,301      $ 284,450           (293,751)      $       0
                                               =========      =========      =========          =========       =========
Loss ...............................                   -              -              -            (19,250)      $ (19,250)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 2005 .......               9,301      $   9,301      $ 284,450          $(313,001)      $ (19,250)
                                               =========      =========      =========          =========       =========
Loss ...............................                   -              -              -            (26,039)      $ (26,039)
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 2006 .......               9,301      $   9,301      $ 284,450          $(339,040)      $ (45,289)
                                               =========      =========      =========          =========       =========
Loss ...............................                   -              -              -            (17,714)      $ (17,714)
Forgiveness of related party debt ..                   -              -         39,145                          $  39,145
                                               ---------      ---------      ---------          ---------       ---------
   Balance December 31, 2007 .......               9,301      $   9,301      $ 331,966          $(356,754)      $ (23,858)
                                               =========      =========      =========          =========       =========

* yearly changes unaudited



        The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 -BASIS OF PRESENTATION
-----------------------------
NATURE OF BUSINESS - Optimum Interactive (USA) Ltd. (the "Company" or "Optimum") is a Delaware Corporation founded on May 20, 1996. The primary business activity of the Company was computer development. There has been no operation of the Company since 1999. Company management has been seeking a new business to acquire. See Note 2. Summary of Significant Accounting Policies under the heading "Stockholders' Equity."

Optimum is registered at the following address: 1220 N. Market Street Suite 808 Wilmington, DE 19801

The principal operating office of the Company is 25 Highland Boulevard, Dix Hills, NY, 11746.

BASIS OF PRESENTATION - These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

GOING CONCERN - The Company is a development stage company and has been inactive through December 31, 2007. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

Under the terms of the Exchange Agreement, the Company has agreed to acquire all of the issued and outstanding capital stock of Diamond (the "Diamond Shares"). Under the terms of the Exchange Agreement, the Company was on the closing date thereof (the "Closing Date") to have issued to the Diamond Principals and certain other holders of Diamond Shares (the "Additional Diamond Stockholders") shares of its common stock (the "Exchange Shares"). The Company presently expects to enter into an agreement and plan of merger (the "Merger Agreement") with Diamond in lieu of the Exchange Agreement. Under the terms of the Merger Agreement, Diamond would be merged with and into the Company, with the Company as the surviving corporation of the merger. Upon consummation of such merger:

         (a) no more than 6,976,320 shares of the Company's common stock will be issued and outstanding;

         (b) each of the 4% promissory notes issued by Diamond, in the present aggregate amount of $17,956,823 (collectively, the "Diamond 4% Notes"), will be converted into an aggregate $17,956,823 principal amount of 4% convertible notes of the Company (collectively, the "Company Notes"). The Company Notes will be identical in all material respects to the Diamond 4% Notes and will be convertible by the holders at any time prior to their respective maturity dates into shares of the Company's common stock, at a conversion price of $0.50 per share, or an aggregate of 35,913,646 shares of the Company's common stock if all Company Notes were fully converted;

         (c) a maximum of 17,956,823 shares of common stock of Diamond (the "Diamond Common Stock") will be automatically converted into an identical number of shares of the Company's common stock;

         (d) the Diamond Principals (who own an aggregate of 27,810,000 shares of Diamond Common Stock) will receive, in lieu of such shares, an aggregate of 27,810,000 shares of the Company's common stock;

         (e) all outstanding Diamond warrants and options will automatically be converted into an identical number of warrants or options, as the case may be, to purchase shares of the Company's common stock at the same exercise prices; and

         (f) the Company will change its name a name to be determined by Diamond.

All obligations of our company and Diamond under the Merger Agreement will be subject to fulfillment, prior to or as of the Closing Date, of certain conditions, some of which are outlined in the February 8-K. The Company expects to consummate the Merger Agreement with Diamond no later than June 30, 2008, but there can be no assurance that the Company will consummate the Merger Agreement at such time, if at all.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended December 31, 2007. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of December 31, 2007, there is no net operating loss carry forward attributable to the company.

Deferred tax assets generated by the expenses incurred from inception have been fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the assets in the future.


NOTE 3- NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following:

                                                                                       DECEMBER 31, 2007
                                                                                       ----------------
        Note payable majority shareholder................................                      25,000
        Note payable minority shareholder................................                      10,000
        Less debt forgiven under Stock Purchase agreement (Note 2) ......                    (35,000)
                                                                                            ---------
             Long-term debt                                                                  $      0
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

On September 30 2006, the Company issued a note payable to the majority shareholder for a principal amount of $10,000 with interest at 10.00% per year, maturing September 30, 2006, at which time the note was extended at the same rate on a month to month basis until the Company is sold. The note is unsecured. Effective December 1, 2006, the Company and the shareholder amended the note agreement to remove a clause that permitted the note to be convertible to equity shares at the determination of the lender.

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


NOTE 5- INCREASE IN PAID IN CAPITAL IN MARCH 2007
-------------------------------------------------
On February 5, 2007, in connection with the Stock Purchase agreement referred to in Note 2, the selling shareholders forgave the Company's $35,000 in notes payable to them as well as $4,515 in accrued interest and management fees recorded as current liabilities. Under generally accepted accounting principles, forgiveness of related party debt generally is considered to be a capital transaction. Accordingly, the forgiveness of the amount due to the former shareholders is reported in the accompanying financial statements as a $39,145 increase in paid-in capital.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, age, and position of the executive officers and directors of the Company.

NAME                                   AGE                                      CAPACITY          POSITION HELD SINCE
Robert M. Rubin                         68              President, CEO, CFO and Director                February 2007
Daniel Wainstein                        28                        Secretary and Director                February 2007
Barry Pomerantz                         65                                     Directors                February 2007

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

Barry Pomerantz. Mr. Pomerantz has served as a director of ours since February 2007. Mr. Pomerantz has over 35 years of experience within the financial community. During that time, he has represented over a hundred companies in the areas of initial public offerings, mergers, private placements and financial consulting. From 1978-1983 Mr. Pomerantz was president of a registered broker-dealer and from 1983-1989 he was president and chairman of the board of a public venture capital company. Since then he has been an independent advisor to numerous companies. He graduated from New York University in 1964 with a BS degree

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors for service on our board of directors. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by our board of directors and each executive officer serves at the discretion of our board of directors. We do not have any standing committees at this time, nor do we have an audit committee financial expert.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group. Our outstanding voting securities at the close of business on March 26, 2008 consisted of 9,301,100 shares of common stock, each of which is entitled to one vote on all matters to be presented to shareholders. The shares of our common stock do not entitle their holders to cumulative voting rights. Unless otherwise indicated, the address of each of the named persons is care of Optimum Interactive (USA) Ltd., at 25 Highland Boulevard, Dix Hills, NY, 11746.

NAME AND ADDRESS                                   SHARES BENEFICIALLY OWNED (1)      PERCENTAGE BENEFICIALLY OWNED
----------------                                   -----------------------------      -----------------------------

Robert M. Rubin (2)                                                    7,905,850                              84.9%

Daniel Wainstein                                                               0                              - - -

Barry Pomerantz                                                                0                              - - -

25 Highland Partners, LLC (2)                                          7,905,850                              84.9%

All officers and directors as a group (3
persons) (2)                                                           7,905,850                              84.9%

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

(2) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                            Dec 31, 2007           Dec 31, 2006
                                           ------------            ------------
          (i)    Audit Fees                    $17,031              $10,258.75
          (ii)   Audit Related Fees
          (iii)  Tax Fees
          (iv)   All Other Fees

          Total fees                           $17,031              $10,258.75
                                               =======              ==========

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Optimum Interactive (USA) Ltd's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services by GLO CPAs, LLLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Optimum Interactive (USA) Ltd's consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2007 or 2006.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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



Date: March 28, 2008                           OPTIMUM INTERACTIVE (USA) LTD.


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


Signature                                                                Title                                   Date
---------                                                                -----                                   ----

/s/ ROBERT M. RUBIN                           President, CEO, CFO and Director                         March 28, 2008
-------------------
Robert M. Rubin

                                                        Secretary and Director
--------------------
Daniel Wainstein

/s/ BARRY POMERANTZ                                                   Director                         March 28, 2008
-------------------
Barry Pomerantz