Form 10-Q
period 2008-03-31
Optimum Interactive (USA) Ltd.
filed 2008-06-12
CIK 1341997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2008
                                                 --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 000-51587

                         OPTIMUM INTERACTIVE (USA) LTD.
             (Exact name of registrant as specified in its charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

              Large accelerated filer |_|          Accelerated filer |_|

              Non-accelerated filer |_|            Smaller reporting company |X|


Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of May 28, 2008: 9,301,100.

                         OPTIMUM INTERACTIVE (USA) LTD.

                                    FORM 10-Q
                                      INDEX


                                                                                         PAGE
                                                                                         ----

Special Note Regarding Forward-Looking Statements                                         1

PART I    FINANCIAL INFORMATION                                                           2
------

Item 1.   Financial Statements                                                            2
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                      3
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      4
Item 4T.  Controls and Procedures                                                         5

PART II                                                                                   5
-------

Item 1.   Legal Proceedings                                                               5

Item 1A.  Risk Factors                                                                    5
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                     6
Item 3.   Defaults on Senior Securities                                                   6
Item 4.   Submission of Matters to a Vote of Security Holders                             6
Item 5.   Other Information                                                               6
Item 6.   Exhibits                                                                        6

Signatures


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Quarterly Report on Form 10-Q. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

                         OPTIMUM INTERACTIVE (USA) LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheets - March 31, 2008 and December 31, 2007...........................................F-1

         Statements of Operations - For the three months ended March 31, 2008 and 2007 with Cumulative
         Total from Inception to March 31, 2008..........................................................F-2

         Statements of Cash Flows - For the three months ended March 31, 2008 and 2007 with Cumulative
         Total from Inception to March 31, 2008..........................................................F-3

         Notes to Consolidated Financial Statements......................................................F-4


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                   As of March 31, 2008 and December 31, 2007
                                   (Unaudited)


                                                                   March 31,  December 31,
                                ASSETS                               2008        2007
                                                                     ----        ----
                                                                  (UNAUDITED)  (AUDITED)
Current assets:
    Cash and cash equivalents ................................     $   3,365   $   3,365

       Total current assets ..................................         3,365       3,365

Noncurrent Assets:
    Property, plant and equipment, net .......................             0           0

Other assets .................................................             0           0
                                                                   ---------   ---------
       Total assets ..........................................     $   3,365   $   3,365
                                                                   =========   =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities .................     $  22,323   $  19,529
    Interest payable .........................................             0           0
    Advances from shareholders ...............................         7,694       7,694
                                                                   ---------   ---------
       Total current liabilities .............................        30,017      27,223

Long-term debt, net of current maturities ....................             0           0

Stockholders' equity:
    Common stock, $0.001 par value per share, 50,000,000                 930         930
     shares authorized, 9,301,000 outstanding
    Additional paid-in capital ...............................       331,966     331,966
    Deficit accumulated during development stage .............      (359,548)   (356,754)
                                                                   ---------   ---------
       Total stockholders' equity ............................       (26,652)    (23,858)
                                                                   ---------   ---------
       Total liabilities and stockholders' equity ............     $   3,365   $   3,365
                                                                   =========   =========



The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)


                                                                                                       Cumulative
                                                                       THREE MONTHS ENDED              Total from
                                                                   --------------------------         Inception to
                                                                   March 31,         March 31,          March 31,
                                                                     2008              2007               2008
                                                                 -----------        -----------        -----------
REVENUES .................................................       $         0        $         0        $         0

COST OF SALES ............................................                 0                  0                  0
                                                                 -----------        -----------        -----------

                                                                           0                  0                  0
Operating expenses:
    Accounting fees ......................................             2,794                  0             40,439
    Sales, general and administrative expenses ...........                 0                166            310,304
    Other operating expenses .............................                 0                  0              4,660
                                                                 -----------        -----------        -----------

Operating income (loss) ..................................            (2,794)              (166)          (355,403)

Other income (expense):
    Interest income ......................................                 0                  0                  0
    Interest expense .....................................                 0               (517)            (4,145)
    Other income (expense) ...............................                 0                  0                  0
                                                                 -----------        -----------        -----------
       Total other income (expense) ......................            (2,794)              (683)            (4,145)

Loss before income tax ...................................            (2,794)              (683)          (359,548)

Income tax ...............................................                 0                  0                  0
                                                                 -----------        -----------        -----------

Loss attributable to common stockholders .................       $    (2,794)       $      (683)       $  (359,348)
                                                                 ===========        ===========        ===========

Basic loss per share .....................................       $     (0.00)       $     (0.00)
                                                                 ===========        ===========

Weighted average common shares outstanding ...............         9,301,100          9,301,100
                                                                 ===========        ===========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2008 and 2007 (Unaudited)


                                                                                                          Cumulative
                                                                                                          Total from
                                                                             THREE MONTHS ENDED          Inception to
                                                                          -------------------------        March 31,
                                                                            2008            2007            2008
                                                                          ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................      $  (2,794)      $    (683)      $(359,548)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Forgiveness of debt related to mgmt fees & accrued ...........                          4,145           4,145
         interest
       Decrease in interest payable ................................              0          (3,628)              0
       Increase (decrease) in accounts payable
        and accrued liabilities ....................................          2,794             166          22,323
                                                                          ---------       ---------       ---------
        Net cash used in operating activities ......................              0               0        (333,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                  0               0               0
                                                                          ---------       ---------       ---------
       Net cash used in investing activities .......................             (0)             (0)             (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related party ...................              0               0               0
    Advances from shareholders .....................................              0           3,000          42,694
    Repayments of short-term debt ..................................              0               0               0
    Proceeds from sale of common stock, net ........................              0               0         293,751
                                                                          ---------       ---------       ---------
       Net cash provided by financing activities ...................              0           3,000         336,445

Increase (decrease) in cash and cash equivalents ...................      $       0       $   3,000       $   3,365

Cash and cash equivalents, beginning of period .....................          3,365             365               0
                                                                          ---------       ---------       ---------

Cash and cash equivalents, end of period ...........................      $   3,365       $   3,365           3,365
                                                                          =========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes ....................................      $       0       $       0       $       0
                                                                          =========       =========       =========
     Cash paid for interest ........................................      $       0       $       0       $       0
                                                                          =========       =========       =========

The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2008 (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION
-----------------------------

The financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2007 annual report on Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

GOING CONCERN - The Company is a development stage company and has been inactive through March 31, 2008. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

All obligations of our company and Diamond under the Merger Agreement will be subject to fulfillment, prior to or as of the Closing Date, of certain conditions, some of which are outlined in the February 8-K. The Company expects to consummate the Merger Agreement with Diamond no later than December 31, 2008, but there can be no assurance that the Company will consummate the Merger Agreement at such time, if at all.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended March 31, 2008. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of March 31, 2008, there is no net operating loss carry forward attributable to the company.

Deferred tax asset of $9,869.50 generated by the expenses incurred from inception to March 31, 2008 is fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the asset in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES
----------------------------------------

Notes payable to related parties consists of the following:

                                                                MARCH 31, 2008
                                                                --------------
Note payable majority shareholder..............................         25,000
Note payable minority shareholder..............................         10,000
Less debt forgiven under Stock Purchase agreement (Note 2).....        (35,000)
                                                                      --------
    Long-term debt                                                    $      0
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

All obligations of our company and Diamond under the Merger Agreement will be subject to fulfillment, prior to or as of the Closing Date, of certain conditions, some of which are outlined in the February 8-K. We expect to consummate the Merger Agreement with Diamond no later than December 31, 2008, but we cannot assure you that we will consummate the Merger Agreement at such time, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of our internal control over financial reporting is as of the quarter ended March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of the end of the period covered by this report (the "EVALUATION DATE"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings and no such action by, or to the best of our knowledge, against our company has been threatened.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

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



Date: June 12, 2008                              OPTIMUM INTERACTIVE (USA) LTD.


                                                  /s/ Robert M. Rubin
                                                  -------------------
                                                  Robert M. Rubin
                                                  President & CEO