Form 10-Q
period 2008-06-30
Optimum Interactive (USA) Ltd.
filed 2008-08-19
CIK 1341997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2008
                                                                   -------------

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

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of August 18, 2008: 9,301,100.

OPTIMUM INTERACTIVE (USA) LTD.

                                    FORM 10-Q
                                      INDEX



                                                                                         PAGE
                                                                                         ----
Special Note Regarding Forward-Looking Statements                                         1

PART I    FINANCIAL INFORMATION                                                           2
------

Item 1.   Financial Statements                                                            2
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                      1
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      2
Item 4T.  Controls and Procedures                                                         3

PART II
-------

Item 1.   Legal Proceedings                                                               3

Item 1A.  Risk Factors                                                                    3
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                     4
Item 3.   Defaults on Senior Securities                                                   4
Item 4.   Submission of Matters to a Vote of Security Holders                             4
Item 5.   Other Information                                                               4
Item 6.   Exhibits                                                                        4

Signatures                                                                                5

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

                         OPTIMUM INTERACTIVE (USA) LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheets - June 30, 2008 and December 31, 2007............................................F-1

         Statements of Operations - For the three months ended June 30, 2008 and 2007....................F-2

         Statements of Operations - For the six months ended June 30, 2008 and 2007 with Cumulative
         Total from Inception to June 30, 2008...........................................................F-3

         Statements of Cash Flows - For the six months ended June 30, 2008 and 2007 with Cumulative
         Total from Inception to June 30, 2008...........................................................F-4

         Notes to Consolidated Financial Statements......................................................F-5


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The response to this Item is included as a separate Exhibit to this report

Please see pages F-1 through F-9.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    As of June 30, 2008 and December 31, 2007
                                   (Unaudited)


                                                                         June 30,        December 31,
                                                                           2008             2007
                                                                           ----             ----
                                                                        (Unaudited)       (Audited)
                                                                        ----------        ---------
                                ASSETS
Current assets:
    Cash and cash equivalents ....................................       $   3,365        $   3,365

       Total current assets ......................................           3,365            3,365

Noncurrent Assets:
    Property, plant and equipment, net ...........................               0                0

Other assets .....................................................               0                0
                                                                         ---------        ---------
       Total assets ..............................................       $   3,365        $   3,365
                                                                         =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities .....................       $       0        $       0
    Interest payable .............................................               0                0
    Advances from shareholders ...................................          26,135           19,259
    Notes payable to related parties .............................               0                0
                                                                         ---------        ---------
       Total current liabilities .................................          26,135           19,529

Long-term debt, net of current maturities ........................               0                0

Stockholders' equity:
    Common stock, $0.001 par value per share, 50,000,000
     shares authorized, 9,301,000 outstanding.....................             930              930
    Additional paid-in capital ...................................         331,966          331,966
    Deficit accumulated during development stage .................        (363,360)        (356,754)
                                                                         ---------        ---------
       Total stockholders' equity ................................         (30,464)         (23,858)
                                                                         ---------        ---------
       Total liabilities and stockholders' equity ................       $   3,365        $   3,365
                                                                         =========        =========

The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                           Three Months Ended
                                                                      ---------------------------
                                                                      June 30,           June 30,
                                                                        2008               2007
                                                                        ----               ----
REVENUES ...................................................        $         0         $         0

COST OF SALES ..............................................                  0                   0
                                                                    -----------         -----------

                                                                              0                   0

Operating expenses:
    Accounting fees ........................................              3,812               6,058
    Sales, general and administrative expenses .............                  0                   0
    Other operating expenses ...............................                  0                   0
                                                                    -----------         -----------

Operating income (loss) ....................................             (3,812)             (6,058)

Other income (expense):
    Interest income ........................................                  0                   0
    Interest expense .......................................                  0                  (0)
    Other income (expense) .................................                  0                   0
                                                                    -----------         -----------
       Total other income (expense) ........................                  0                  (0)

Loss before income tax .....................................             (3,473)             (6,058)

Income tax .................................................                  0                   0
                                                                    -----------         -----------

Loss attributable to common stockholders ...................        $    (3,812)        $    (6,058)
                                                                    ===========         ===========

Basic loss per share .......................................        $     (0.00)        $     (0.00)
                                                                    ===========         ===========

Weighted average common shares outstanding .................          9,301,100           9,301,100
                                                                    ===========         ===========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)


                                                                                                       Cumulative
                                                                        Six Months Ended               Total from
                                                                   --------------------------         Inception to
                                                                   June 30,           June 30,           June 30,
                                                                     2008               2007               2008
                                                                     ----               ----               ----
REVENUES .................................................       $         0        $         0        $         0

COST OF SALES ............................................                 0                  0                  0
                                                                 -----------        -----------        -----------
                                                                           0                  0                  0

Operating expenses:
    Accounting fees ......................................             6,606              6,058             44,251
    Sales, general and administrative expenses ...........                 0                166              4,660
    Other operating expenses .............................                 0                  0            310,304
                                                                 -----------        -----------        -----------

Operating income (loss) ..................................            (6,606)            (6,224)          (359,215)

Other income (expense):
    Interest income ......................................                 0                  0                  0
    Interest expense .....................................                 0               (517)            (4,145)
    Other income (expense) ...............................                 0                  0                  0
                                                                 -----------        -----------        -----------
       Total other income (expense) ......................                 0               (517)            (4,145)

Loss before income tax ...................................            (6,606)            (6,741)          (363,360)

Income tax ...............................................                 0                  0                  0
                                                                 -----------        -----------        -----------

Loss attributable to common stockholders .................       $    (6,606)       $    (6,741)       $  (363,360)
                                                                 ===========        ===========        ===========

Basic loss per share .....................................       $     (0.00)       $     (0.00)
                                                                 ===========        ===========

Weighted average common shares outstanding ...............         9,301,100          9,301,100
                                                                 ===========        ===========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

                                                                                                          Cumulative
                                                                            Six Months Ended              Total from
                                                                       -------------------------         Inception to
                                                                       June 30,          June 30,          June 30,
                                                                         2008              2007              2008
                                                                         ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .................................................        $  (6,606)        $  (6,741)        $(363,360)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Forgiveness of prior accruals .........................                0             4,145             4,145
       Increase (decrease) in interest payable ...............                0            (3,628)                0
       Increase (decrease) in accounts payable
        and accrued liabilities ..............................            6,606            (1,470)           26,135
                                                                      ---------         ---------         ---------
        Net cash used in operating activities ................                0            (7,694)         (333,080)

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                              0                 0                 0
                                                                      ---------         ---------         ---------
       Net cash used in investing activities .................               (0)               (0)               (0)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to related party .............                0                 0                 0
    Advances from shareholders ...............................                0            10,694            42,694
    Repayments of short-term debt ............................                0                 0                 0
    Proceeds from sale of common stock, net ..................                0                 0           293,751
                                                                      ---------         ---------         ---------
       Net cash provided by financing activities .............                0            10,694           336,445

Increase (decrease) in cash and cash equivalents .............        $       0         $   3,000         $   3,365

Cash and cash equivalents, beginning of period ...............            3,365             3,365                 0
                                                                      ---------         ---------         ---------

Cash and cash equivalents, end of period .....................        $   3,365         $   3,365         $   3,365
                                                                      =========         =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes ..............................        $       0         $       0         $       0
                                                                      =========         =========         =========
     Cash paid for interest ..................................        $       0         $       0         $       0
                                                                      =========         =========         =========


The accompanying notes are an integral part of these statements.

                          OPTIMUM INTERACTIVE (USA) LTD
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2008 (UNAUDITED)

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

NATURE OF BUSINESS - Optimum Interactive (USA) Ltd. (the "Company" or "Optimum") is a Delaware Corporation founded on May 20, 1996. The primary business activity of the Company was computer development. There has been no operation of the Company since 1999. Company management has been seeking a new business to acquire. See Note 2 - Summary of Significant Accounting Policies under the heading "Stockholders' Equity."

Optimum is registered at the following address: 1220 N. Market Street Suite 808 Wilmington, DE 19801

The principal operating office of the Company is 25 Highland Boulevard, Dix Hills, NY, 11746.

BASIS OF PRESENTATION - These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

GOING CONCERN - The Company is a development stage company and has been inactive through June 30, 2008. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended June 30, 2008. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of June 30, 2008, there is no net operating loss carry forward attributable to the company.

Deferred tax assets generated by the expenses incurred from inception to June 30, 2008 are fully reserved by a valuation allowance based on the uncertainty of the Company's ability to recognize a profit and therefore realize the assets in the future.

NOTE 3- NOTES PAYABLE TO RELATED PARTIES
----------------------------------------

Notes payable to related parties consists of the following:

                                                                 JUNE  30, 2008
                                                                 --------------
Note payable majority shareholder................................        25,000
Note payable minority shareholder................................        10,000
Less debt forgiven under Stock Purchase agreement (Note 2) ......       (35,000)
                                                                       --------
    Long-term debt                                                     $      0
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

Each of these two agreements is described in greater detail below. Our plan of operation consists of consummating the Merger Agreement (as described below) with Diamond and thus acquiring an operating company. We cannot assure you that we will successfully complete the acquisition of Diamond.

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

Management's assessment of the effectiveness of our internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



Date: August 19, 2008                             OPTIMUM INTERACTIVE (USA) LTD.


                                                  /s/ Robert M. Rubin
                                                  -------------------
                                                  Robert M. Rubin
                                                  President & CEO