Form 10-Q
period 2008-09-30
Optimum Interactive (USA) Ltd.
filed 2008-11-14
CIK 1341997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☒ No  ☐

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of November 13, 2008: 9,301,100.

OPTIMUM INTERACTIVE (USA) LTD.

FORM 10-Q

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

PART I
ITEM 1. FINANCIAL STATEMENTS

OPTIMUM INTERACTIVE (USA) LTD.
(A DEVELOPMENT STAGE COMPANY)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,365	$3,365

Total current assets	3,365	3,365

Noncurrent Assets:
Property, plant and equipment, net	0	0

Other assets	0	0
Total assets	$3,365	$3,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$0	$0
Interest payable	0	0
Advances from shareholders	30,918	19,529
Notes payable to related parties	0	0
Total current liabilities	30,918	19,529

Long-term debt, net of current maturities	7,694	7,694

Stockholders’ equity:
Common stock, $0.001 par value per share, 50,000,000 shares authorized, 9,301,000 outstanding	930	930
Additional paid-in capital	331,966	331,966
Deficit accumulated during development stage	(368,143)	(356,754)
Total stockholders’ equity	(35,247)	(23,858)
Total liabilities and stockholders’ equity	$3,365	$3,365

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2008	2007

REVENUES	$0	$0

COST OF SALES	0	0

	0	0

Operating expenses:
Accounting fees	4,873	3,473
Sales, general and administrative expenses	0	0
Other operating expenses	0	0

Operating income (loss)	(4,873)	(3,473)

Other income (expense):
Interest income	0	0
Interest expense	0	(0)
Other income (expense)	0	0
Total other income (expense)	0	(0)

Loss before income tax	(4,873)	(3,473)

Income tax	0	0

Loss attributable to common stockholders	$(4,873)	$(3,473)

Basic loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	9,301,100	9,301,100

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

			Cumulative
			Total from
	Nine Months Ended		Inception to
	September 30,	September 30,	September 30,
	2008	2007	2008

REVENUES	$0	$0	$0

COST OF SALES	0	0	0

	0	0	0

Operating expenses:
Accounting fees	11,389	9,531	49,034
Sales, general and administrative expenses	0	166	4,660
Other operating expenses	0	0	310,304

Operating income (loss)	(11,389)		(363,998)

Other income (expense):
Interest income	0		0
Interest expense	0		(4,145)
Other income (expense)	0	0	0
Total other income (expense)	0		(4,145)

Loss before income tax	(11,389)	(10,214)	(368,143)

Income tax	0	0	0

Loss attributable to common stockholders	$(11,389)	$(10,241)	$(368,143)

Basic loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	9,301,100	9,301,100

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

			Cumulative
			Total from
	Nine Months Ended		Inception to
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(11,389)	$(10,214)	$(368,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of prior accruals	0	4,145	4,145
Increase (decrease) in interest payable	0	(3,628)	0
Increase (decrease) in accounts payable and accrued liabilities	0	(1,470)	8,556
Net cash used in operating activities	(11,389)	(11,167)	(355,442)

Cash flows from investing activities:
	0	0	0
Net cash used in investing activities	(0)	(0)	(0)

Cash flows from financing activities:
Proceeds from notes payable to related party	0	0	0
Advances from shareholders	11,389	14,167	65,056
Repayments of short-term debt	0	0	0
Proceeds from sale of common stock, net	0	0	293,751
Net cash provided by financing activities	11,389	14,167	358,807

Increase (decrease) in cash and cash equivalents	$0	$3,000	$3,365

Cash and cash equivalents, beginning of period	3,365	365	0

Cash and cash equivalents, end of period	$3,365	$3,365	$3,365

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

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

Nature of Business - Optimum Interactive (USA) Ltd. (the “Company" or "Optimum") is a Delaware Corporation founded on May 20, 1996. The primary business activity of the Company was computer development. There has been no operation of the Company since 1999. Company management has been seeking a new business to acquire. See Note 2 - Summary of Significant Accounting Policies under the heading “Stockholders’ Equity.”

Optimum is registered at the following address: 1220 N. Market Street Suite 808 Wilmington, DE 19801

The principal operating office of the Company is 25 Highland Boulevard, Dix Hills, NY, 11746.

Basis of Presentation - These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Going Concern - The Company is a development stage company and has been inactive through September 30, 2008. The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

(b) each of the 4% promissory notes issued by Diamond, in the present aggregate amount of $17,956,823 (collectively, the "Diamond 4% Notes"), will be converted into an aggregate $17,956,823 principal amount of 4% convertible notes of the Company (collectively, the "Company Notes"). The Company Notes will be identical in all material respects to the Diamond 4% Notes and will be convertible by the holders at any time prior to their respective maturity dates into shares of the Company’s common stock, at a conversion price of $0.50 per share, or an aggregate of 35,913,646 shares of the Company's common stock if all Company Notes were fully converted;

(c) a maximum of 17,956,823 shares of common stock of Diamond (the "Diamond Common Stock") will be automatically converted into an identical number of shares of the Company's common stock;

(d) the Diamond Principals (who own an aggregate of 27,810,000 shares of Diamond Common Stock) will receive, in lieu of such shares, an aggregate of 27,810,000 shares of the Company's common stock;

(e) all outstanding Diamond warrants and options will automatically be converted into an identical number of warrants or options, as the case may be, to purchase shares of the Company's common stock at the same exercise prices; and

(f) the Company will change its name to a name to be determined by Diamond.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended September 30, 2008. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of September 30, 2008, there is no net operating loss carry forward attributable to the company.

Deferred tax assets generated by the expenses incurred from inception to September 30, 2008 are fully reserved by a valuation allowance based on the uncertainty of the Company’s ability to recognize a profit and therefore realize the assets in the future.

Note 3- Notes Payable to Related Parties

Notes payable to related parties consists of the following:

September 30, 2008
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

Exchange Agreement
Under the terms of the Exchange Agreement, we have agreed to acquire all of the issued and outstanding capital stock of Diamond (the “Diamond Shares”). Under the terms of the Exchange Agreement, we were on the closing date thereof (the “Closing Date”) to have issued to the Diamond Principal Stockholders and certain other holders of Diamond Shares (the “Additional Diamond Stockholders”) shares of our common stock (the “Exchange Shares”). We presently expect to enter into an agreement and plan of merger (the “Merger Agreement”) with Diamond in lieu of the Exchange Agreement. Under the terms of the Merger Agreement, Diamond would be merged with and into our company, with our company as the surviving corporation of the merger. Upon consummation of such merger:

(a) no more than 6,976,320 shares of our common stock will be issued and outstanding;

(b) each of the 4% promissory notes issued by Diamond, in the present aggregate amount of $17,956,823 (collectively, the “Diamond 4% Notes”), will be converted into an aggregate $17,956,823 principal amount of 4% convertible notes of OTMI (collectively, the “OTMI Notes”). The OTMI Notes will be identical in all material respects to the Diamond 4% Notes and will be convertible by the holders at any time prior to their respective maturity dates into shares of our common stock, at a conversion price of $0.50 per share, or an aggregate of 35,913,646 shares of our common stock if all OTMI Notes were fully converted;

(c) a maximum of 17,956,823 shares of common stock of Diamond (the “Diamond Common Stock”) will be automatically converted into an identical number of shares of our common stock;

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM4T.	CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting.
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

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2008	OPTIMUM INTERACTIVE (USA) LTD.

/s/ Robert M. Rubin
Robert M. Rubin
President & CEO