Form 10-K
period 2008-12-31
Optimum Interactive (USA) Ltd.
filed 2009-04-14
CIK 1341997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-51587

OPTIMUM INTERACTIVE (USA) LTD.
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Highland Boulevard, Dix Hills, NY, 11746
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(516) 443-0466

Securities Registered pursuant to Section 12(b) of the Act:
None

Securities Registered pursuant to Section 12(g) of the Act:
Common stock par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                  Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                                    Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,046,437.50 as of June 30, 2008.

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of March 31, 2009: 9,301,100

Documents Incorporated by Reference: None.

OPTIMUM INTERACTIVE (USA) LTD.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K.  Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

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

We voluntarily filed a registration statement on Form 10-SB on October 26, 2005 in order to make information concerning our company more readily available to the public. Our management in place at the time believed that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective acquisition candidate with additional information concerning our company. In addition, management believed that this might make us more attractive to an operating business opportunity as a potential acquisition candidate. The registration statement became effective in early 2006, and we are now obligated to file with the Commission certain interim and periodic reports including this annual report containing audited financial statements.

Our principal executive offices are located at 25 Highland Boulevard, Dix Hills, NY 11746.

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

As is discussed further under “Plan of Operations,” we have entered into an agreement to acquire Diamond Decisions, Inc., a company operating in the fashion apparel industry.  If we complete the acquisition of Diamond Decisions, Inc., its business will become our business.  We cannot assure you that we will complete the acquisition of Diamond Decisions, Inc.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders for the year ending December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The Company's shares of common stock are currently quoted on the Over-the-Counter Bulletin Board (“OTC BB”) under the symbol “OTMI.OB”.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the Nasdaq Stock Market. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal 2007	High	Low

1st Quarter - January 1, 2007 through March 31, 2007	$0.75	$0.75

2nd Quarter - April 1, 2007 through June 30, 2007	$0.75	$0.75

3rd Quarter - July 1, 2007 through September 30, 2007	$0.75	$0.75

4th Quarter - October 1, 2007 through December 31, 2007	$0.75	$0.75

Fiscal 2008	High	Low

1st Quarter - January 1, 2008 through March 26, 2008	$0.75	$0.75

2nd Quarter - April 1, 2008 through June 30, 2008	$0.75	$0.75

3rd Quarter - July 1, 2008 through September 30, 2008	$0.75	$0.75

4th Quarter - October 1, 2008 through December 31, 2008	$0.75	$0.75

Fiscal 2009	High	Low

1st Quarter - January 1, 2009 through March 31, 2009	$0.75	$0.75

Holders.
As of March 31, 2009, there were 63 holders of record of our common stock and we had 9,301,100 shares of our common stock issued and outstanding.  Our transfer agent is Island Stock Transfer, 100 First Avenue South, Suite 212, St. Petersburg, FL 33701.

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
None.

Recent Sales of Unregistered Securities.
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Each of these two agreements is described in greater detail below. Our plan of operation consists of consummating the transaction with Diamond or acquiring another operating company. We cannot assure you that we will successfully complete the acquisition of Diamond or any other company.

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

Exchange Agreement
Under the terms of the Exchange Agreement, we have agreed to acquire all of the issued and outstanding capital stock of Diamond (the “Diamond Shares”). Under the terms of the Exchange Agreement, we were on the closing date thereof (the “Closing Date”) to have issued to the Diamond Principal Stockholders and certain other holders of Diamond Shares (the “Additional Diamond Stockholders”) shares of our common stock (the “Exchange Shares”). We are seeking to enter into an agreement and plan of merger (the “Merger Agreement”) with Diamond in lieu of the Exchange Agreement. Under the terms of the Merger Agreement, Diamond would be merged with and into our company, with our company as the surviving corporation of the merger. Upon consummation of such merger:

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

At this time, we are not sure whether the transactions contemplated by the Exchange Agreement will be consummated.  We are currently in discussions with Diamond to mutually terminate the Exchange Agreement and cancel the proposed share exchange, in return for 5,500,000 shares of Diamond common stock and a payment of $70,000.  There is no assurance that we will terminate the Exchange Agreement on the foregoing terms, if at all, or whether we will consummate the acquisition in the near future, if at all.  In the event that we are unable to resolve our relationship with Diamond on mutually satisfactory terms, we may have to pursue our legal remedies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OPTIMUM INTERACTIVE (USA) LTD.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF OPTIMUM INTERACTIVE (USA) LTD.

We have audited the accompanying balance sheets of Optimum Interactive (USA) Ltd. (A Development Stage Company) ("the Company") as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Interactive (USA) Ltd at December 31, 2008 and 2007, and the related results of their operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $11,532, and $17,714 during the years ended December 31, 2008 and 2007, respectively, and, as of December 31, 2008, the Company's liabilities exceeded its assets by $35,390. These factors, among others, including the Company's ability to generate revenue, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John A. Braden & Company PC

John A. Braden & Company PC
Houston, Texas
March 25, 2009

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of December 31, 2008 and December 31, 2007

	December 31,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$3,365	$3,365

Total current assets	3,365	3,365

Noncurrent Assets:
Property, plant and equipment, net	0	0

Other assets	0	0
Total assets	$3,365	$3,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$24,455	$19,529
Interest payable	0	0
Advances from shareholders	14,300	7,694
Total current liabilities	38,755	19,529

Long-term debt, net of current maturities	0	0

Stockholders’ equity:
Common stock, $0.001 par value per share, 50,000,000 shares authorized, 9,301,000 outstanding	930	930
Additional paid-in capital	331,966	331,966
Deficit accumulated during development stage	(368,286)	(356,754)
Total stockholders’ equity	(35,390)	(23,858)
Total liabilities and stockholders’ equity	$3,365	$3,365

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

			Cumulative
			Total from
			Inception to
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUES	$0	$0	$0

COST OF SALES	0	0	0

	0	0	0

Operating expenses:
Accounting fees	11,532	17,031	49,177
Sales, general and administrative expenses	0	0	4,660
Other operating expenses	0	166	310,304

Operating income (loss)	(11,532)	(17,197)	(364,141)

Other income (expense):
Interest income	0	0	0
Interest expense	0	(517)	(4,145)
Other income (expense)	0	0	0
Total other income (expense)	0	(517)	(4,145)

Loss before income tax	(11,532)	(17,714)	(368,286)

Income tax	0	0	0

Loss attributable to common stockholders	$(11,532)	$(17,714)	$(368,286)

Basic loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	9,301,100	9,301,100

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

			Cumulative
			Total from
			Inception to
	Year Ended		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(11,532)	$(17,714)	$(368,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of prior accruals	0	4,145	4,145
Increase (decrease) in interest payable	0	(3,628)	0
Increase (decrease) in accounts payable and accrued liabilities	4,926	9,503	24,455
Net cash used in operating activities	(6,606)	(7,694)	(339,686)

Cash flows from investing activities:
	0	0	0
Net cash used in investing activities	(0)	(0)	(0)

Cash flows from financing activities:
Proceeds from notes payable to related party	0	0	0
Advances from shareholders	6,606	10,694	49,300
Repayments of short-term debt	0	0	0
Proceeds from sale of common stock, net	0	0	293,751
Net cash provided by financing activities	6,606	10,694	343,051

Increase (decrease) in cash and cash equivalents	$0	$3,000	$3,365

Cash and cash equivalents, beginning of period	3,365	365	0

Cash and cash equivalents, end of period	$3,365	$3,365	$3,365

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from Inception through December 31, 2008

			Additional	Deficit
	Common Stock		Paid-In	Accumulated during
	Shares ( 000’s)	Amount	Capital	development stage	Total
Balance May 20, 1996 *	0	$0	$0	$0	$0
Initial capital contribution *	9,000	9,000	134,201	(0)	143,201
Stock issued in private placement, net of offering costs *	301	301	150,249	(0)	150,550
Loss *	-	0	0	(293,751)	(293,751)
Balance December 31, 1996 *	9,301	$9,301	$284,450	(293,751)	$0
Loss *	-	-	-	(0)	(0)
Balance December 31, 1997 *	9,301	$9,301	$284,450	(293,751)	$0
Loss *	-	-	-	(0)	(0)
Balance December 31, 1998 *	9,301	$9,301	$284,450	(293,751)	$0
Loss *	-	-	-	(0)	(0)
Balance December 31, 1999 *	9,301	$9,301	$284,450	(293,751)	$0
Loss *	-	-	-	(0)	(0)
Balance December 31, 2000 *	9,301	$9,301	$284,450	(293,751)	$0
Loss	-	-	-	(0)	(0)
Balance December 31, 2001	9,301	$9,301	$284,450	(293,751)	$0
Loss	-	-	-	(0)	(0)
Balance December 31, 2002	9,301	$9,301	$284,450	(293,751)	$0
Loss	-	-	-	(0)	(0)
Balance December 31, 2003	9,301	$9,301	$284,450	(293,751)	$0
Loss	-	-	-	(0)	(0)
Balance December 31, 2004	9,301	$9,301	$284,450	(293,751)	$0
Loss	-	-	-	(19,250)	$(19,250)
Balance December 31, 2005	9,301	$9,301	$284,450	$(313,001)	$(19,250)
Loss	-	-	-	(26,039)	$(26,039)
Balance December 31, 2006	9,301	$9,301	$284,450	$(339,040)	$(45,289)
Loss……………………………….	-	-	-	(17,714)	$(17,714)
Forgiveness of related party debt	-	-	39,145		$39,145
Balance December 31, 2007	9,301	$9,301	$331,966	$(356,754)	$(23,858)
Loss……………………………….	-	-	-	(11,,532)	$(11,532)
Balance December 31, 2008	9,301	$9,301	$331,966	$(368,286)	$(35,390)
* yearly changes unaudited

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 –Basis of Presentation

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

Going Concern - The Company is a development stage company and has been inactive through December 31, 2008.  The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

Diamond has sold to third parties an aggregate of $5,816,667 principal amount of notes of Diamond (the “Diamond Notes”). Under the terms of the Exchange Agreement, all of the Diamond Notes shall be exchanged for an identical principal amount of notes of the Company, to be unconditionally guaranteed by Diamond.  The notes to be issued by the Company could be convertible at   $0.50 per share, at the option of the holders at any time on or before March 31, 2008, into a maximum of 11,633,334 additional shares of common stock of the Company.

Under the Exchange Agreement, the Company must file an amendment to its certificate of incorporation to increase the authorized number of shares of common stock to 250,000,000 and to authorize up to 25,000,000 shares of preferred stock.

At this time, the Company is not sure whether the transactions contemplated by the Exchange Agreement will be consummated.  The Company is currently in discussions with Diamond to mutually terminate the Exchange Agreement and cancel the proposed share exchange, in return for 5,500,000 shares of Diamond common stock and a payment of $70,000.  There is no assurance that the Company will terminate the Exchange Agreement on the foregoing terms, if at all, or whether the Company will consummate the acquisition in the near future, if at all.  In the event that the Company is unable to resolve our relationship with Diamond on mutually satisfactory terms, the Company may have to pursue its legal remedies.

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

As the Company has generated no profit since 1999, there are no deferred tax assets or liabilities or tax expense to be recognized in the accompanying financial statements.

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized.  Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended December 31, 2007. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of December 31, 2008, there is no net operating loss carry forward attributable to the company.

Deferred tax asset of $11,180 generated by the expenses incurred from inception to December 31, 2008 is fully reserved by a valuation allowance based on the uncertainty of the Company’s ability to recognize a profit and therefore realize the asset in the future.

Note 3– Commitments and Contingencies

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

On December 1, 2008, the Board of Directors of the Company dismissed GLO CPAs, LLLP (“GLO”) as the Company’s independent registered public accountants and approved the engagement of John A. Braden & Company, P.C. (“JABCO”) to serve as the Company’s independent registered public accountants for the fiscal year 2008.

GLO issued its auditors’ report on the financial statements for the years ended December 31, 2007 and 2006 which included an explanatory paragraph as to the Company’s ability to continue as a going concern.

Other than the going concern uncertainty described above, GLO’s auditors reports on the financial statements of the Company for the fiscal years ended December 31, 2007 and 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2007 and 2006 and through December 1, 2008, there have been no disagreements with GLO (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GLO, would have caused them to make reference thereto in their report on financial statements for such years.

During the fiscal year ended December 31, 2007 and through December 1, 2008 there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the fiscal year ended December 1, 2007 and through December 1, 2008, neither we nor anyone on our behalf has consulted with JABCO regarding either:

1.           The application of accounting principles to specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided that JABCO concluded was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue; or

2.           Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report On Internal Control Over Financial Reporting.
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

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth the name, age, and position of the executive officers and directors of the Company.

Name	Age	Capacity	Position Held Since
Robert M. Rubin	69	President, CEO, CFO and Director	February 2007
Daniel Wainstein	29	Secretary and Director	February 2007
Barry Pomerantz	66	Directors	February 2007

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

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group.  Our outstanding voting securities at the close of business on March 31, 2009 consisted of 9,301,100 shares of common stock, each of which is entitled to one vote on all matters to be presented to shareholders. The shares of our common stock do not entitle their holders to cumulative voting rights.  Unless otherwise indicated, the address of each of the named persons is care of Optimum Interactive (USA) Ltd., at 25 Highland Boulevard, Dix Hills, NY, 11746.

Name and Address	Shares Beneficially Owned (1)	Percentage Beneficially Owned
Robert M. Rubin (2)	7,905,850	84.9%
Daniel Wainstein	0	- - -
Barry Pomerantz	0	- - -
25 Highland Partners, LLC (2)	7,905,850	84.9%
All officers and directors as a group (3 persons) (2)	7,905,850	84.9%

(1)           Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2)           25 Highland Partners, LLC (“Highland”) is the registered holder of the above referenced shares of our common stock.  The manager of Highland is Highland Global Partners, Inc.  The sole officer and director of Highland Global Partners, Inc. is Robert M. Rubin, who is thus the beneficial owner of the shares of our common stock held by Highland.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter.

Conflicts of Interest
 Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors
 To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by GLO CPA’s LLLP, our former auditors during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Dec. 31, 2008	Dec. 31, 2007

(i) Audit Fees	$11,512	$17,031
(ii) Audit Related Fees
(iii) Tax Fees
(iv) All Other Fees

Total fees	$11,512	$17,031

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Optimum Interactive (USA) Ltd's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services by GLO CPA’s LLLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Optimum Interactive (USA) Ltd's consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2008 or 2007.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2008 or 2007.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements
The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.           Balance Sheets as of December 31, 2008 and 2007.

B.	Statements of Operations for the years ended of December 31, 2008 and 2007 with Cumulative Total from Inception to December 31, 2007.

C.           Statements of Cash Flows as of December 31, 2008 and 2007 with Cumulative Total from Inception to December 31, 2007.

D.	Statements of Stockholders’ Deficit for the years ended of December 31, 2008.

2. Financial Statement Schedules
Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

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

OPTIMUM INTERACTIVE (USA) LTD.

Date: April 14, 2009	By:	/s/ Robert M. Rubin
Robert M. Rubin
President, CEO and CFO
(Principal Executive Officer and PrincipalAccounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert M. Rubin	President, CEO, CFO and Director	April 14, 2009
Robert M. Rubin
Secretary and Director
Daniel Wainstein
/s/ Barry Pomerantz	Director	April 14, 2009
Barry Pomerantz