Form 10-Q
period 2009-03-31
Optimum Interactive (USA) Ltd.
filed 2009-05-04
CIK 1341997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(516) 443-0466
(Registrant's telephone number, including area code)

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☒

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

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of May 1, 2009: 9,301,100.

OPTIMUM INTERACTIVE (USA) LTD.

FORM 10-Q
INDEX

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

PART I

ITEM 1.                      FINANCIAL STATEMENTS

OPTIMUM INTERACTIVE (USA) LTD.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,365	$3,365

Total current assets	3,365	3,365

Noncurrent Assets:
Property, plant and equipment, net	0	0

Other assets	0	0
Total assets	$3,365	$3,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$20,713	$24,455
Interest payable	0	0
Advances from shareholders	23,637	14,300
Total current liabilities	44,350	38,755

Long-term debt, net of current maturities	0	0

Stockholders’ equity:
Common stock, $0.001 par value per share, 50,000,000 shares authorized, 9,301,000 outstanding	930	930
Additional paid-in capital	331,966	331,966

Deficit accumulated during development stage	(373,881)	(368,286)

Total stockholders’ equity	(40,985)	(35,390)
Total liabilities and stockholders’ equity	$3,365	$3,365

The accompanying notes are an integral part of these statements

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

REVENUES	$0	$0

COST OF SALES	0	0

	0	0

Operating expenses:
Accounting fees	5,595	2,794
Sales, general and administrative expenses	0	0
Other operating expenses	0	0

Operating income (loss)	(5,595)	(2,794)

Other income (expense):
Interest income	0	0
Interest expense	0	0
Other income (expense)	0	0
Total other income (expense)	0	0

Loss before income tax	(5,595)	(2,794)

Income tax	0	0

Loss attributable to common stockholders	$(5,595)	$(2,794)

Basic loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	9,301,100	9,301,100

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
and for the Cumulative Period from Inception to March 31, 2009
(Unaudited)

			Cumulative
			Total from
	Three Months Ended		Inception to
	March 31,	March 31,	March 31,
	2009	2008	2009

REVENUES	$0	$0	$0

COST OF SALES	0	0	0

	0	0	0

Operating expenses:
Accounting fees	5,595	2,794	54,772
Sales, general and administrative expenses	0	0	4,660
Other operating expenses	0	0	310,304

Operating income (loss)	(5,595)	(2,794)	(369,736)

Other income (expense):
Interest income	0	0	0
Interest expense	0	0	(4,145)
Other income (expense)	0	0	0
Total other income (expense)	0	0	(4,145)

Loss before income tax	(5,595)	(2,794)	(373,881)

Income tax	0	0	0

Loss attributable to common stockholders	$(5,595)	$(2,794)	$(373,881)

Basic loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	9,301,100	9,301,100

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
and for the Cumulative Period from Inception to March 31, 2009
(Unaudited)

			Cumulative
			Total from
	Three Months Ended		Inception to
	March 31	March 31	September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(5,595)	$(2,794)	$(373,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of prior accruals	0	0	4,145
Increase (decrease) in interest payable	0	0	0
Increase (decrease) in accounts payable and accrued liabilities	5,595	2,794	30,050
Net cash used in operating activities	0	0	(339,686)

Cash flows from investing activities:
	0	0	0
Net cash used in investing activities	0	0	0

Cash flows from financing activities:
Proceeds from notes payable to related party	0	0	0
Advances from shareholders	0	0	49,300
Repayments of short-term debt	0	0	0
Proceeds from sale of common stock, net	0	0	293,751
Net cash provided by financing activities	0	0	343,051

Increase (decrease) in cash and cash equivalents	$0	$0	$3,365

Cash and cash equivalents, beginning of period	365	3,365	0

Cash and cash equivalents, end of period	$3,365	$3,365	$3,365

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these statements.

OPTIMUM INTERACTIVE (USA) LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2009 and December 31, 2008

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

Going Concern - The Company is a development stage company and has been inactive through March 31, 2009.  The ability of the Company to meet its obligations is dependent on being able to successfully acquire a new business activity.

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

For income tax purposes, substantially all deductible expenses must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized.  Since the Company has not generated any revenue since inception, there is not a deferred tax asset, valuation allowance or tax expense recognized in the accompanying financial statements for the period ended December 31, 2007. Tax deductible losses, when incurred, can be carried forward for 20 years until utilized. As of March 31, 2009, there is no net operating loss carry forward attributable to the company.

Deferred tax asset of $11,180 generated by the expenses incurred from inception to March 31, 2009 is fully reserved by a valuation allowance based on the uncertainty of the Company’s ability to recognize a profit and therefore realize the asset in the future.

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

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the quarter ended March 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Disclosure Controls and Procedures.

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

Changes In Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 4, 2009	OPTIMUM INTERACTIVE (USA) LTD.

/s/ Robert M. Rubin
Robert M. Rubin
President & CEO