Form 10-K/A
period 2008-12-31
Optimum Interactive (USA) Ltd.
filed 2009-05-29
CIK 1341997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of May 28, 2009: 9,301,100

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Optimum Interactive (USA) Ltd.  (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2009 (the “Original Form 10-K”), to amend and restate certain disclosures as requested by the SEC in their letter of comment dated as of April 30, 2009, in their entirety.

This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth below, the information in this Form 10-K/A has not been updated to reflect events that occurred after April 14, 2009, the filing date of our Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings. The following sections have been amended, without limitation:

Part II - Item 8: Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm.
Part II - Item 9: Changes and Disagreements With Accountants on Accounting and Financial Disclosure.
Part II - Item 9A(T.): Controls and Procedures.
Exhibits 31.1 and 31.2.

Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged. The Company has re-filed the entire Form 10-K in order to provide more convenient access to the corrected information in context.

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
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF OPTIMUM INTERACTIVE (USA) LTD.

We have audited the accompanying balance sheets of Optimum Interactive (USA) Ltd. (A Development Stage Company) ("the Company") as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optimum Interactive (USA) Ltd at December 31, 2008 and 2007, and the related results of their operations and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

On December 1, 2008, the Board of Directors of the Company dismissed GLO CPAs, LLLP (“GLO”) as the Company’s independent registered public accountants and approved the engagement of John A. Braden & Company, P.C. (“JABCO”) to serve as the Company’s independent registered public accountants for the fiscal year ended December 31, 2008.

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

During the fiscal years ended December 31, 2007 and 2006 and through December 1, 2008, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the fiscal years ended December 31, 2007 and 2006 and through December 1, 2008, neither the Company nor anyone on its behalf has consulted with JABCO regarding either:

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

The Company requested GLO to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  The requested letter, dated May 29, 2009, is attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K which was filed with the SEC on May 29, 2009.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

OPTIMUM INTERACTIVE (USA) LTD.

Date: May 29, 2009	By:	/s/ Robert M. Rubin
Robert M. Rubin
President, CEO and CFO
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert M. Rubin	President, CEO, CFO and Director	May 29, 2009
Robert M. Rubin
Secretary and Director
Daniel Wainstein
/s/ Barry Pomerantz	Director	May 29, 2009
Barry Pomerantz